Form 10KSB
period 1999-12-31
RICHMOND SERVICES INC
filed 2000-03-29
CIK 1045284

FORM 10-K-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-29183


                             RICHMOND SERVICES, INC.



    Nevada                                                          76-0430898
(Incorporation)                                                  (IRS  Number)

34700  Pacific  Coast  Highway,  Suite  300,  Capistrano  Beach,  CA     92624
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:     (949)  248-8933

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:
                                      [None]

Securities  registered  pursuant  to  Section  12(g)  of  the Act:     5,047,991

Yes[x] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[] (Indicate by check mark whether if disclosure of delinquent filers (Sec. 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of 12/31/99 the aggregate number of shares held by non-affiliates was approximately 2,647,991 shares.

As of December 31, 1999, the number of shares outstanding of the Registrant's Common Stock was 5,047,991.
     Exhibit  Index  is  found  on  page  15

                                     PART I


                          UN-NUMBERED ITEM:INTRODUCTION

FORWARD LOOKING STATEMENTS: This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of section 27a of the Securities Act of 1933, as amended and section 21e of the Securities Exchange Act of 1934, as amended, which forward-looking statements can be identified by the use of forward-looking terminology such as, "may," "believe," "expect," "intend,@ "anticipate," "estimate" or "continue" or the negative thereof or other variations or comparable plain English terminology. Forward looking statements are projections and not reports of known facts. All statements other than statements of historical fact included in this Report are forward-looking statements. Although the company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We intend to identify important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations, whenever possible. For example, the volume or discounted present value of its assets, its ability to service its indebtedness, its strategic plans including its ability to identify and acquire a development stage company and other matters, are forward-looking statements.

     We may be the subject of a "Reverse Acquisition". A reverse acquisition is the acquisition of a private ("Target") business by a public ("Registrant") corporation, by which the private Target's shareholders acquire control of the public Company. Some negotiations are in progress, and are disclosed. There is no certainty that these negotiations no will ripen into an acquisition. Our principal business plan has been to find such a target or targets, and attempt to acquire them for stock. While no certainty exists as to any particular acquisition, it would be expected that a reverse acquisition of a target Registrant or business would be associated with some private placements and/or limited offerings of common stock of this Registrant for cash. Such placements, or offerings, if and when made or extended, would be made with disclosure and reliance on the businesses and assets to be acquired, and not upon the present condition of this Registrant.

--------------------------------------------------------------------------------
                        ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------------------------------------------------------

(A) HISTORICAL INFORMATION. As used herein, the personal pronouns "We", "Us" and "Our" refers to Richmond Services, Inc., a Nevada corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. We were incorporated in Delaware on June 14, 1993, as a "Close Corporation". We intended to initiate commuter air service from the Sugarland Airport in Richmond, Texas. We attempted to pursue the acquisition and operation of small niche-market air carriers. Our efforts were not successful. We have been in the development stage since our formation. On January 23, 1993, we authorized and directed an amendment to our original Certificate of Incorporation, changing the number of shares authorized from 1,500 to 50,000,000, changed the par value from no par to $0.0001, and converted our Corporation from a "Close Corporation" to a "General Law Corporation". On or about April 21, 1999, Richmond Services, Inc. moved its place of incorporation from Delaware to Nevada.

     On June 14 of 1993, 510 shares of common stock were issued in exchange for organizational services and costs, valued by management at $5,000.00 and a stock subscription receivable of $100.00. These shares were issued to the two founding shareholders. On January 3, 1997, 5,100,000 shares were issued to the two founding shareholder, in replacement for the 510 shares previously issued, and in adjustment for the change in par value, with the same effect as a forward split of the shares then issued and outstanding. On January 15, 1997, 71,850 shares were issued for $1,608.00, pursuant to Regulation D, Rule 504. As of December 9, 1998, there were 5,171,850 shares issued and outstanding, among 255 shareholders.

     On September 12, 1998, the shareholders approved an additional issuance of 300,000 shares to a single investor, pursuant Regulation D, Rule 504, for $3,000.00 cash. By oversight, these shares were not actually issued until January 8, 1999. In December of 1998, our common stock was approved for listing on the OTCBB. On or about March 10, 1999, we made a further placement, pursuant to Regulation D, Rule 504, of 2,100,000 shares at $0.025, for a total of $52,500.00. As a result of the foregoing, we had 7,571,850 shares of common stock issued and outstanding, among approximately 268 shareholders.

     On August 29, 1999, we approved a Plan of Reorganization by which we would acquire as a wholly owned subsidiary, TechNature, Inc., a private Washington state corporation engaged in the development of certain technologies relating to the heating and refrigeration industries. This transaction was never consummated and the Plan of Reorganization was rescinded. The name of the corporation had been changed to TechNature, prematurely. It was restored to Richmond Services, Inc.

     On November 9, 1999 we authorized a reverse split of our common stock in a ratio of 2 for 3. This action resulted in a reduction of the total number of shares issued and outstanding to 5,047,825.

     On February 29, 2000, we approved a Plan of Reorganization by which we would acquire as a wholly owned subsidiary, eKnowledge Group, Inc., a private Nevada state corporation engaged in providing supplemental, distance learning over the internet. This transaction is scheduled to be consummated on April 7, 2000. The name of the corporation will be changed to eKnowledge Group, Inc. in completion and closing of this acquisition. The preliminary terms of the acquisition would provide for the acquisition of 100% of the total issued and outstanding stock of eKnowledge Group, Inc. in exchange for a 77.5% of the total issued and outstanding of the issuer. These acquisition shares would be newly issued investment shares, and would be issued pursuant to Rule 145, and would, if and when issued, be restricted securities as if so defined by Rule 144(a). Additionally, we would provide $500,000 in equity financing to the combined entities, once the acquisition is consummated. The equity contribution is expected to be raised through the private placement of existing shares from the majority shareholder. It is important to understand clearly, that any and all funding arrangements would be made on the basis of the acquisition, and not in reliance on our present pre-acquisition condition. This acquisition is subject to approval by our shareholders at a meeting being called. Please see Item 6 of this Part, Management's Discussion and Analysis or Plan of Operation, for more information.


(B) THE BUSINESS OF REGISTRANT AND ITS SUBSIDIARIES. Because the possible acquisition of eKnowledge Group, Inc. is not yet finalized, disclosure is provided about that acquisition, should it close as planned; following which, we will discuss the situation should this acquisition not ripen into a corporate reorganization.

      (1) THE BUSINESS OF EKNOWLEDGE GROUP, INC. The term "the Company" as used in this section (b)(1) refers to the acquisition target, and not to us. The initial eKnowledge product line consists of test preparatory courses for students studying for the LSAT, SAT (Scholastic Assessment Test), PSAT (Preliminary SAT), ACT (American College Testing Assessment), TOEIC (Test of English for International Communication), TOEFL (Test of English as a Foreign Language), GRE (Graduate Record Examination), and GMAT (Graduate Management Admission Test). Home LSAT has been successfully launched and the SAT, TOEIC, and ACT courses are scheduled to launch within the next 60 days. In addition, eKnowledge will develop corporate training and compliance courses and K-12 after school tutorials as its primary course offerings. Once these core products have been successfully launched, eKnowledge will create additional adult education courses as well as literature reviews and college study aids. All offerings are and will be integrated educational courses delivered via the Internet as supplemental learning tools in these six categories and under the various "dot com" name brands as follows: Test preparation B eTestPrep.com; Corporate training & compliance B eCorpEd.com; K-12 after school learning B eAfterSchool.com; Adult education B eLifeEd.com; Literature reviews B eClassicNotes.com; College study aids B eCollegeNotes.com.

     eKnowledge launched Home LSAT in September 1998 in video/audio format and then offered it electronically via the Internet beginning in December 1998. The company was the first to offer the equivalent of a live test preparation course delivered via the Internet and effectively captured 4% of the 50,000 annual LSAT test preparatory taker market through sales and beta testers by the second quarter of 1999. Using a distance learning technology model of streaming video and downloadable written study materials, eKnowledge capitalizes on the appeal of both the Internet and distance learning. The company offers students convenience, ease, and accessibility of the Internet as the medium through which to receive educational content. All courses incorporate high-quality, digital image-based streaming video lectures, convenient access available anytime/anywhere, tracking and status reports, simulated practice tests and quizzes, a multi-media format displaying text with hyperlinks to answer questions, links to definitions and relevant portions of the study materials, multi-cast streaming capabilities for "special live events," and web-based course support including chat rooms, bulletin boards, and other resource links.

     UN-AUDITED FINANCIAL INFORMATION EKNOWLEDGE GROUP, INC. Certain as yet un-audited financial information has been presented to us concerning eKnowledge Group, Inc.

Description                 12/31/99   12/31/98
------------------------------------------------
Net Sales                     48,108     18,089
Cost of Goods                (13,661)  (135,288)
Gross Profit                  34,447   (117,199)
--------------------------  ---------  ---------
Operating Expense:
--------------------------
 Wages & Salaries              6,813     34,038
 Advertising/Market            6,167     64,486
 Other Operating Expenses
                              22,500     52,415
Operating Expense:            35,480    150,939
Operating Income (Loss)       (1,033)  (268,138)
Other Income/Expense             -0-     14,721
Net Income                    (1,033)  (253,417)
--------------------------  =========  =========

     This information has not been subjected to audit and may not be a reliable indication of the value of the assets to be acquired.

      (2) IF EKNOWLEDGE GROUP, INC IS NOT ACQUIRED. We would continue to search for a profitable acquisition, if eKnowledge Group, Inc. should not be acquired as planned. We would continue to have no current business. Our business plan would continue to be to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. We have no day-to-day operations at the present time. Our officers and directors devote only insubstantial time and attention to the affairs of this Registrant at the present time, for the reason that only such attention is presently required. Management has adopted a conservative and patient policy of seeking opportunities of exceptional quality, in management's view, and to accept that it may have to wait longer, as a result, before consummating any transactions to create profitability for its shareholders. For continued quotation on the OTC Bulletin Board on or after March 23, 2000, Management has determined that it must so qualify itself by this 1934 Act Registration of its common stock, as a class, pursuant to Sec. 12(g) of the Securities Act of 1934, before it can present itself as a viable competitor in the reverse acquisition arena.

     LIMITED SCOPE AND NUMBER OF POSSIBLE ACQUISITIONS: We would not intend to restrict our consideration to any particular business or industry segment, and we might consider, among others, finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or high-technology. Of course, because of our limited resources, the scope and number of suitable candidate business ventures available will be limited accordingly, and most likely we would not be able to participate in more than a single business venture. Accordingly, it is anticipated that we would not be able to diversify, but may be limited to one merger or acquisition because of limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another. To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. We would be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we Registrant might incur further risk due to the failure of the target's management to have proven its abilities or effectiveness, or the failure to establish a market for the target's products or services, or the failure to prove or predict profitability.

     PROBABLE INDUSTRY SEGMENTS FOR ACQUISITION. While we do not intend to rule out our consideration to any particular business or industry segment, Management has determined to focus its principal interest in evaluating development stage companies in the electronic commerce, high-technology, communication technologies, information services and internet industry segments. It is nevertheless possible that an outstanding opportunity may develop in other industry segments, such as finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or other high-technology areas.

     REPORTING UNDER THE 1934 ACT. We have recently become effective as a 1934 Act Reporting Company, by registration of our common stock under section Sec. 12(g) of the Securities Exchange Act of 1934. Certain periodic reporting requirements will be applicable to us. First and foremost, a 1934 Registrant is required to file an Annual Report on Form 10-K or 10-KSB, 90 days following the end of its fiscal year. The key element of such annual filing is Audited Financial Statement prepared in accordance with standards established by the Commission. A 1934 Act Registrant also reports on the share ownership of affiliates and 5% owners, initially, currently and annually. In addition to the annual reporting, a Registrant is required to file quarterly reports on Form 10-Q or 10-QSB, containing audited or un-audited financial statements, and reporting other material events. Some events are deemed material enough to require the filing of a Current Report on Form 8-K. Any events may be reported currently, but some events, like changes or disagreements with auditors, resignation of directors, major acquisitions and other changes require aggressive current reporting. All reports are filed and become public information. The practical effects of the foregoing requirements on the criteria for selection of a target Registrant are two-fold: first, the target must have audited or auditable financial statements, and the target must complete an audit for filing promptly upon the consummation of any acquisition; and, second, that the target management must be ready, willing and able to carry forth those reporting requirements or face de-listing from the OTCBB, if listed, and delinquency and possible liability for failure to report.

     LOAN FINANCING NOT ANTICIPATED. There are no foreseeable circumstances under which loan financing will be sought or needed during our present development stage. Should an acquisition be made, different circumstances may well exist, along with different opportunities for financing the newly acquired venture.

     DEPENDENCE ON MANAGEMENT. We are required to rely on Management's skill, experience and judgment, both in regard to extreme selectivity, and in any final decision to pursue any particular business venture, as well as the form of any business combination, should agreement be reached at some point to acquire or combine. Please see Item 6 of this Part, Management's Discussion and Analysis or Plan of Operation, and also Item 12 of this Part, Certain Relationships and Related Transactions.

     (1)  PRINCIPAL  PRODUCTS  OR  SERVICES  AND  THEIR  MARKETS.
                                     [None.]

      (2)  DISTRIBUTION  METHODS  OF  THE  PRODUCTS  OR  SERVICES.
                                     [None.]

      (3)  STATUS  OF  ANY  PUBLICLY  ANNOUNCED  NEW  PRODUCT  OR SERVICE.
                                     [None.]

      (4) OUR COMPETITIVE POSITION WITH RESPECT TO REVERSE ACQUISITION. Adequately capitalized firms are engaged in the search for acquisitions or business combinations that firms may be able to offer more and may be more attractive to acquisition candidates. We became a candidate for reverse acquisition transactions only this past August. Management, in evaluating market conditions and unsolicited proposals, has formed the estimate that the selection of a business combination is probable within the next twelve months. There is no compelling reason why we Registrant should be preferred over other reverse-acquisition public corporation candidates. We have no significant pool of cash it can offer and no capital formation incentive for our selection. We have a limited shareholder base insufficient for acquisition target wishing to proceed for application to NASDAQ. In comparison to other "public shell companies", we are unimpressive, in the judgment of management, and totally lacking in unique features that would make us more attractive or competitive than other "public shell companies". While management believes that the competition of other "public shell companies" is intense and growing, it has no basis on which to quantify its impression.

          As disclosed we are not actively engaged in a search to find a business partner, and believe that we have found a probable acquisition. If this acquisition does not occur, we would begin our search anew. There can be no assurance that we will ever prove competitively attractive to the kinds of transactions it may seek or will ever participate in a Reverse Acquisition. Please see Management's Discussion and Analysis, Item 6 of this part, for an expanded discussion of these and related subjects of disclosure.

      (5) SOURCES OF AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS. Not Applicable.

      (6)  DEPENDENCE  ON  ONE  OR  A  FEW  MAJOR  CUSTOMERS.  Not  applicable

      (7) PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS.
                                  [None.]

      (8) NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES AND STATUS. Not Applicable.

      (9) EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS. Not Applicable. However, we would expect to maintain our corporate status with the State of our incorporation, and would file our tax returns and reports that are required to be filed with the Commission. We wish to report and provide disclosure voluntarily, and would file periodic reports even in the event that our obligation to file such reports is suspended or excused under the Exchange Act. We would expect to comply with NASD regulations, to the extent that any such regulations are applicable to the conduct of the Registrant's affairs, so that our common stock might continue to be quoted for trading in brokerage transactions.

      (10) ESTIMATE OF AMOUNT SPENT ON RESEARCH AND DEVELOPMENT IN EACH OF LAST TWO YEARS.
                                      [None.]

      (11)  COSTS  AND  EFFECTS  OF  COMPLIANCE  WITH  ENVIRONMENTAL  LAWS  Not
Applicable.

      (12) NUMBER OF TOTAL EMPLOYEES AND FULL-TIME EMPLOYEES. None. The President serves without compensation and is not considered an employee at this time.

      (13) YEAR 2000 COMPLIANCE, EFFECT ON CUSTOMERS AND SUPPLIERS. None. We have no computers or digital equipment of its own, no suppliers or customers. Accordingly, we have determined that we are faced with no year 2000 compliance issues other than those shared by the public in general.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     We do not own or possess any property, plant or equipment, nor is it bound or encumbered by any agreement pertaining to the acquisition of the same.


                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending against us, as of the preparation of this Report.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On November 9, 1999 the Issuer authorized a reverse split of its stock in a ratio of 2 for 3. This action was ratified by a majority of the Issuers shareholders and its entire Board of Directors. It resulted in a reduction in the total number of issued and outstanding shares from 7,571,850 to 5,047,825.

             The Remainder of this Page is Intentionally left Blank

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------

           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


(A) MARKET INFORMATION. We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our Securities may be quoted in the over-the-counter market, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in the Securities, and transactions are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Our Common Stock is currently quoted on the Electronic Bulletin Board under the symbol "RHMS," but there is limited trading in the Common Stock. The following table sets forth the high and low bid prices from January 1, 1998 through December 31, 1999, based upon quotations periodically published on the OTC. All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

period    high bid  low bid
---------------------------
1st 1999      1.50     0.50
2nd 1999      1.50     0.75
3rd 1999      3.75     2.00
4th 1999      4.00    1.625
========  ========  =======


(B) HOLDERS. According to the records of our transfer agent, there were 364 shareholders of record of the Common Stock on December 31, 1999 (including nominee holders such as banks and brokerage firms who hold shares for beneficial holders).

(C) DIVIDENDS. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on its Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

(D)  SALES  OF  UNREGISTERED  COMMON  STOCK  1999.

     On or about March 10, 1999, we made a placement, pursuant to Regulation D, Rule 504, of 2,100,000 shares at $0.025, for a total of $52,500.00 to ten highly sophisticated investors. On November 9, 1999 the Registrant authorized a reverse split of its stock in a ratio of 2 for 3.

       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have commenced a search for a reverse-merger candidate who will acquire our domicile and corporate status. As disclosed, we think we have found one. If that acquisition is not made, we will continue the search for a reverse-merger candidate for the next twelve months. In this Item we will discuss our present condition first, and the possible acquisition second.

CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have no immediate or foreseeable need for additional funding, from sources outside of its circle of shareholders, if at all, during the next twelve months, to continue our search for an acquisition, should the present proposed acquisition fail. We have had no revenues and incurred $64,333 in General Administrative expenses for 1999, consisting almost entirely of legal and professional fees, accounting and auditing expenses. We would estimate that as much as $20,000 may be advanced by our shareholders, if needed for corporate maintenance, legal and accounting, if our present acquisition fails. No agreement by shareholders to make such advances is in place, and no guarantee can presently be given that additional funds, if needed, will be available. It is by far more likely that advances will take the form of providing services on a deferred compensation basis. Should further auditing be required, such services by the Independent Auditor may not be the subject of deferred compensation. The expenses of independent Audit cannot be deferred or compensated in stock or notes, or otherwise than direct payment of invoices in cash.

     We do not anticipate any contingency, upon which we would voluntarily cease filing reports with the SEC, even though we may cease to be required to do so. It is in our compelling interest to report its affairs quarterly, annually and currently, or as the case may be. This generally is to provide accessible public information to interested parties, and also specifically to maintain our qualification for the OTCBB.


 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have had no material operation to date and have recorded no revenues. In 1999 we incurred General Expenses of $64,433, almost entirely in Legal and Professional fees. We had an abortive acquisition in 1999. Management believes that the expenses for legal, professional and accounting fees in that year were extraordinary, and do not reflect the cost of maintaining our company in a search for an acquisition target. In 1998 a modest reasonable $4,000 accounted for our maintenance, and in 1997 a reasonable $8,984 was so incurred. Our loans payable have increased in 1999. These are shareholder and related-party advances.

     Revenues. We had no revenues for the previous two years ending December 31, 1999.

     COSTS AND EXPENSES. We had expenses of $4,000 in 1998 and $64,443 in 1999, all of which were general and administrative expenses except for $500 in amortization of organization costs in 1998.

     NET INCOME (LOSS). Net loss for the fiscal year ended December 31, 1999 was $79,443, or $0.02 per share, compared to a loss of $4,000, or $0.001 per share, for the fiscal year ended December 31, 1998. This $75,443 increase was primarily the result of the increase in general and administrative expenses relating to costs associated with filing a registration statement with the SEC. Also included in the general and administrative expense category are costs associated with performing an audit of the Companys financial statements for the express purpose of a registration filing. In 1999 we incurred a loss, charged as Bad Debt, in connection with our abortive acquisition, representing funds advanced by us, which are deemed to be un-collectible.

     LIQUIDITY AND CAPITAL RESOURCES. We have virtually no cash on hand. This is not a significant change from the previous year. Our advances from affiliates has increased from $6,960, last year, to $34,078 in 1999. The increase in our Deficit Accumulated During the Development Stage is accountable to these advances, and our General Administrative Expenses previously discussed. This is consistent with our previous statement that we do not need additional cash, outside of our circle of affiliates, to remain in operation as company with no operations seeking a profitable acquisition; however, should our currently proposed acquisition proceed to consummation, numerous other consideration would be applicable. We would expect to provide $500,000 in equity financing to the combined entities, once the acquisition is consummated. The equity contribution is expected to be raised through the private placement of existing shares from the majority shareholder as a part of that acquisition. It is important to understand clearly, that any and all funding arrangements would be made on the basis of the acquisition, and not in reliance on our present pre-acquisition condition. This acquisition is subject to approval by our shareholders at a meeting being called.

     LONG-TERM  DEBT.  On  December 31, 1999, the Company had no long-term debt.

     FUTURE PROSPECTS. The Board of Directors is recommending that the shareholders approve the acquisition of eKnowledge Group, Inc., as a wholly owned subsidiary of us, by which the shareholder of that target would become shareholders of our Company. The terms and conditions of this proposed acquisition are that Richmond Services, Inc. would issue 15,155,556 shares (post reverse split) of the common stock of the Company. These shares will not have been registered under the Securities Act of 1933, as and may not be resold unless the shares are registered under the Act or an exemption from such registration is available. They would be Restricted Securities subject to the holding periods of Rule 144. These shares shall be issued to the shareholders of eKnowledge Group, Inc. As a part of the proposed reorganization and acquisition, the representatives of eKnowledge Group, Inc. with our cooperation will attempt to consummate a private placement offering on behalf of to-be-reorganized Company, up to 500,000 new investment shares of our common stock on a post-reverse stock split basis, by which approximately $500,000 in funding would be obtained. Final consummation of this acquisition is not contingent upon the completion of such offering, but up to 500,000 shares of eKnowledge Group on a post-reverse stock split basis may be issued simultaneously with or subsequent to the closing of this acquisition.

     The current Internet media convergence creates a compelling opportunity to dramatically alter and enhance the way in which supplemental, for-profit education is taught and delivered. The eKnowledge Group management team has successfully exploited this opportunity, capturing 4% market share, with the introduction of its initial supplemental learning course, Home LSAT, a test preparatory course for takers of the Law School Admission Test (LSAT) delivered via the Internet and in video/audio format. eKnowledge will further develop its unique value proposition by providing students of all levels with on-demand access to courses delivered via streaming video over the Internet and including downloadable written materials. Spending in this market is near $80 billion annually with substantial room for growth and markets tapped will be in both the business-to-business and business-to-consumer space. Management will leverage its successful test preparation experience, marketing savvy, and technological know-how to create the dominant brand name in lifelong online supplemental education.

     IF THE ACQUISITION FAILS, we would be unable to predict when we might participate in a business opportunity. The reason for this uncertainty arises from our limited resources, and competitive disadvantages with respect to other public or semi-public Registrants. Notwithstanding the foregoing cautionary statements, assuming the continuation of current conditions, we would expect to proceed to select a business combination within no sooner than six months nor expect to close an acquisition in a shorter period than within the next twelve months. The acquisition of such an opportunity could and likely would result in some change in control of our corporation at such time. This would likely take the form of a reverse acquisition. That means that this Issuer would likely acquire businesses and assets for stock in an amount that would effectively transfer control of our corporation to the acquisition target Issuer or ownership group. It is called a reverse-acquisition because it would be an acquisition by this Issuer in form, but would be an acquisition of this Issuer in substance. Capital formation issues for the future would arise only when targeted business or assets have been identified. Until such time, we would have no basis upon which to propose any substantial infusion of capital from sources outside of its circle of affiliates. Targeted acquisitions for stock may be accompanied by capital formation programs, involving knowledgeable investors associated with or contacted by the owners of a target Issuer. If the currently proposed acquisition fails, it would be expected that a reverse acquisition of a target Issuer or business would be associated with some private placements and/or limited offerings of common stock for cash. Such placements, or offerings, if and when made or extended, would be made with disclosure of and reliance on the businesses and assets to be acquired, and not upon our present or future condition without revenues or substantial assets.


                         ITEM 7.  FINANCIAL STATEMENTS.

     Please see the Exhibit Index found on page 15 of this Report. The financial statements listed therein, attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein.


                                     ITEM 8.
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                     [None.]

             The Remainder of this Page is Intentionally left Blank

                                    PART III


                                     ITEM 9.
        DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     MARK ZOUVAS is presently our Sole Officer & Director. He was elected August 12, 1999 and will serve in such capacity until the next annual meeting of the Issuer's shareholders or until their successors have been elected and qualified. There are no familial relationships among the Issuer's officers and directors, nor are there any arrangements or understandings between any of the officers or directors of the Issuer or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

     Mr.  Zouvas  is 37 years old. He was appointed to the Board of Directors of
the  Company  on  October  5,  1999.   From September 1993 to
September, 1997, Mr. Zouvas worked for Vantage Capital Management Company in Chicago, Illinois. Mr. Zouvas has a BA from the University of California at Berkeley (Accounting and Real Estate). As a staff auditor with Price Waterhouse, he performed services for clients in the banking and real estate industries. Mr. Zouvas has been involved in several venture capital transactions over the past five years. He is a Licensed Real Estate Broker and an Accountant in California. Mr. Zouvas is currently a principal in Delphi Consulting Group that specializes in taking companies public through reverse-merger acquisitions. Mr. Zouvas is also the Chief Financial Officer of Power Exploration, Inc., a publicly traded oil exploration firm located in Fort Worth, Texas.

     The present Board of Directors is recommending that Gary S. Saunders, Scott Hildebrandt, Chris DeSantis, Mark S. Zouvas and Wayne Saunders be elected as Directors of the Company and that said individuals be appointed as Directors on behalf of the corporation until the next Meeting of Shareholders. Mr. Zouvas, our existing director is recommended to remain on the Board of Directors. These proposals are made in connection with our proposed acquisition of eKnowledge Group, Inc. If that acquisition fails, these proposals for new directors will be of no further effect.

     The business experience and biographies of all the proposed Directors are as follows:

     GARY S. SAUNDERS is the President and Chief Executive Officer of eKnowledge. Prior to starting eKnowledge, Mr. Saunders was the President of Longacre/White Patent Education (ALWPE@), a company that offers Patent Bar Review courses. He is widely credited with taking LWPE to the number one market share position in less than a year in the face of stiff competition, a mature market, and a company undergoing a name change. Mr. Saunders has produced an Online Bar Exam Review Program for Practicing Law Institute, the Nations leading Continuing Legal Education provider. Mr. Saunders was also the Director of Operations for the Western United States for West Publishing=s West Bar
Review, Vice President of Bar Review Operations for American Professional Testing Services, Inc., the parent company of Barpassers bar review, and on the management team that oversaw the Sum & Substance product line, a line of supplemental study aids for law students. Prior to APTS, Mr. Saunders was the Director of GRE/GMAT/LSAT/MCAT Operations for the Western United States for Bar/bris Professional Testing Centers, then a market leader in the field. A leading expert in both test preparation and sales and marketing to the student market, Mr. Saunders has participated in the start up of two other companies. He is a member of the State Bar of California, a graduate of Brigham Young University and University of San Diego School of Law, and is one of the principal lecturers in eKnowledge=s initial Home LSAT program as well as the eTestprep.com SAT program.

     SCOTT HILDEBRANDT is the author and a principal lecturer in the Home LSAT program and a coauthor and lecturer in the eTestprep SAT program. Mr.

Hildebrandt is the Senior Vice President of Academics for eKnowledge as well as a partner in the Silicon Valley law firm of Hildebrandt and Welker. Mr. Hildebrandt formerly created the curriculum for a San Francisco test preparation company, Columbia Review Course. When he taught for Bar/bri=s Professional Testing Centers he was the Western United States top rated lecturer. Mr. Hildebrandt is also the author of a line of study aids for law students. Mr.
Hildebrandt is a member of the State Bar of California, a graduate of Brigham Young University and its J. Reuben Clark Law School.

     CHRIS DESANTIS is currently the Director of the Online Bar Review Program at Practicing Law Institute. PLI, a non-profit organization founded in 1933, is the nation=s premier provider of continuing legal education programs. Prior to PLI Mr. DeSantis was with The Washington Posts Kaplan Division working in both the Test Preparation and Online Law School areas. As Director of Kaplan CPA Review, Mr. DeSantis introduced the concept of Online Test Preparation for those taking the CPA examination. He was on the management team that designed and implemented the first Online Law School, Concord. Prior to Kaplan, Mr. DeSantis was a Director for West Bar Review. A graduate of Swarthmore College and California Western University School of Law, Mr. DeSantis is licensed to practice law in California, New Jersey, New York, and Pennsylvania.

     WAYNE SAUNDERS began his career in Consumer and Commercial Finance, rising to the level of President of Universal Finance. From Finance Saunders went to Manufacturing in the Plumbing and Air Conditioning Industries leading Wright
Manufacturing to the market share leader position. Saunders has successfully started many businesses including, Life Insurance, Manufacturing, Equipment Rental, Commodities Investment, Oil Development, and Real Estate Development companies. Saunders is credited with starting TuneMatic, the quick auto tune up with a 6 month or 6,000 mile guarantee that he originated and sold to Andy Granatelli. Tune-up Masters continues to lead the tune up industry. Saunders is a graduate of St. Marys with a BA in Business Administration.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 1998 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

                        ITEM 10.  EXECUTIVE COMPENSATION.

     There has been no compensation of Officers, Directors, Executives or employees of our corporation and no plan of compensation is presently contemplated.

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


CERTAIN  BENEFICIAL  OWNERS  AND  OWNERS  OF  5%  OR  MORE

  Name and Address of Beneficial Owner  Share      % of Total
 Common Stock                           Ownership
-------------------------------------------------------------
J. Dan Sifford
34700 Pacific Coast Hwy,                2,100,000       41.60
Capistrano Beach, CA 92624
Total 5% Owners                         2,100,000       41.60
Total Issued and Outstanding            5,047,991      100.00
======================================  =========  ==========

                                     TABLE B
                             OFFICERS AND DIRECTORS

  Name and Address of Beneficial Owner  Share      % of Total
 Common Stock                           Ownership
-------------------------------------------------------------
Mark Zouvas                               300,000        5.94
34700 Pacific Coast Hwy,
Capistrano Beach, CA 92624
All Officers and Directors as a Group     300,000        5.94
Total Shares Issued and Outstanding     5,047,991      100.00
======================================  =========  ==========

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                     [None.]


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A)  FINANCIAL  STATEMENTS.  Please  see  Exhibit  Index  following.

 (B)  FORM  8-K  REPORTS.
                                     [None.]

 (C)  EXHIBITS.  Please  see  Exhibit  Index  following.

                                  Exhibit Index

                       FINANCIAL STATEMENTS AND DOCUMENTS
               FURNISHED AS A PART OF THIS REGISTRATION STATEMENT
--------------------------------------------------------------------------------
                                                                           Page
       Exhibit      Table Category  /  Description of Exhibit             Number
      [2] PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESION
--------------------------------------------------------------------------------
2.1     ARTICLES OF MERGER AND PLAN OF REORGANIZATION: Delaware to Nevada     17
--------------------------------------------------------------------------------
                   [3]   ARTICLES OF INCORPORATION AND BY-LAWS
--------------------------------------------------------------------------------
   3.1     ARTICLES OF INCORPORATION                                          22
   3.2     RESTATED ARTICLES OF INCORPORATION                                 24
   3.3     BY-LAWS                                                            27
 -------------------------------------------------------------------------------
                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
F-1     Audited Financial Statements for the years ended December 31, 1999, 1998
================================================================================

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                             RICHMOND SERVICES, INC.

Dated:  March  29,  2000

                            _________/s/___________
                                   Mark Zouvas
                            Sole Officer and Director

                                   EXHIBIT 2.1

                  ARTICLES OF MERGER AND PLAN OF REORGANIZATION

                               DELAWARE TO NEVADA

--------------------------------------------------------------------------------
                               ARTICLES OF MERGER
                                    BY WHICH

                             RICHMOND SERVICES, INC.
                            (A DELAWARE CORPORATION)

                           SHALL MERGE WITH AND BECOME

                             RICHMOND SERVICES, INC.
                             (A NEVADA CORPORATION)
--------------------------------------------------------------------------------

FIRST,  THE  PLAN  OF  MERGER  FOR  CHANGE  OF  SITUS:

(1) That certain Plan of Merger for Change of Situs, dated April 21, 1999, is attached hereto and incorporated herein by this reference as though fully set forth herein.

SECOND,  INFORMATION  RE  SHAREHOLDER  ACTION:

(2) Shareholder Action is not required, for the reason that the former shareholders and the resulting shareholders are the same without dilution or change, and that the exchange of shares is in effect merely an exchange of situs. (Nevada: NRS 78.454)(Texas: TxBusCop Act Art 5.03).

THIRD,  CORPORATE  AUTHORITY:

(3) The Plan of Merger for Change of Situs and the performance of the terms of the Plan of Merger for Change of Situs, by the each and all of the parties and entities mentioned in the Plan of Merger for Change of Situs were duly authorized by all action required by the laws under which each was incorporated or organized and by its constituent documents, to which representation each of the undersigned duly certifies and attests.

FOURTH,  EFFECTIVE  DATE:

(4) The exchange shall become effective at the earliest date provided or allowed by law, and not later than certification by each applicable State Official of that this document has been accepted for filing and filed.

FIFTH  SIGNING:

(5) These Articles of Merger are signed by the duly authorized Officers of the each applicable entity as follows:

             the remainder of this page is intentionally left blank
                signatures appear on the following page or pages

 RICHMOND  SERVICES,  INC.      RICHMOND  SERVICES,  INC.
 (A  DELAWARE  CORPORATION)      (A  NEVADA  CORPORATION)

          by                                by
_______/s/_______                 ________/s/_______
J.  Dan  Sifford                   J.  Dan  Sifford
   President                           President

______/s/_______               ________/s/________
Laurencio  Jaen                  Laurencio  Jaen
Secretary                           Secretary



                                  PLAN ATTACHED

PLAN  OF  MERGER  FOR  CHANGE  OF  SITUS
APRIL  21,  1999  PAGE  10



                       PLAN OF MERGER FOR CHANGE OF SITUS

PLAN  OF  MERGER  FOR  CHANGE  OF  SITUS
APRIL  21,  1999  PAGE  88


                                    BY WHICH
                             RICHMOND SERVICES, INC.
                            (A DELAWARE CORPORATION)
                            WILL MERGE WITH AND INTO
                             RICHMOND SERVICES, INC.
                             (A NEVADA CORPORATION)
             FOR THE PURPOSE OF CHANGING THE PLACE OF INCORPORATION


     THIS PLAN OF REORGANIZATION is made effective and dated this day of April 21, 1999, by and between the above referenced corporations, sometimes referred to herein as "the Public Company" and "the Private Company", respectively.


                                  I.  RECITALS

A.  THE  PARTIES  TO  THIS  AGREEMENT

     1.  RICHMOND  SERVICES,  INC.  ("the  Public  Company")  is  a  Delaware
Corporation.

     2. RICHMOND SERVICES, INC. ("the Private Company") is a Nevada Corporation, having been created (or to be created) on behalf of Richmond Services, Inc. for the purpose of changing the place of incorporation from Delaware to Nevada.

B.  THE  CAPITAL  OF  THE  PARTIES:

     1. THE CAPITAL OF THE PUBLIC COMPANY consists of 50,000,000 shares of common voting stock of $0.0001 par value authorized, of which 15,000,000 shares are issued and outstanding.

     2. THE CAPITAL OF THE PRIVATE COMPANY consists of 50,000,000 shares of common voting stock of $0.001 par value authorized, of which no shares have been or are issued or outstanding.

C. THE DECISION TO REORGANIZE TO CHANGE SITUS: The Parties have resolved, accordingly, to merge and relocated the place of incorporation, by means of the following reorganization, by which the Public Company will merge with and into the Private Company move to Nevada.


                           II.  Plan of Reorganization

A. CHANGE OF SITUS: The Public Company (Delaware) and the Private Company (Nevada) are hereby reorganized for the sole and singular purpose of changing the place of incorporation of Richmond Services, Inc.; such that immediately following the Reorganization the Delaware Public Company will move to Nevada.

     1. The Public Company: Richmond Services, Inc. of Delaware will merge with and into and thereafter be Richmond Services, Inc.of Nevada. The Public Company will retain its corporate personality and status, and will continue its corporate existence uninterrupted, in and through, and only in and through the Nevada Corporation.

     2. CONVERSION OF OUTSTANDING SHARES: Forthwith upon the effective date hereof, each and every one share of stock of the Public Delaware Company shall be converted to one share of the Nevada Company. Any such holders of shares may surrender them to the transfer agent for common stock of the Public Delaware Company, which transfer agent shall remain and continue as transfer agent for the Nevada Company.

     3. EFFECTIVE DATE: This Plan of Reorganization shall become effective immediately upon approval and adoption by Corporate parties hereto, in the manner provided by the law of its place of incorporation and its constituent corporate documents, the time of such effectiveness being called the effective date hereof.

     4.  SURVIVING  CORPORATIONS:  The  Nevada  Company  shall  survive  the
Reorganization after Reorganization, with the operational history of the Delaware Company before the Reorganization, and with the management, duties and relationships to its shareholders unchanged by the Reorganization and with all of its property and with its shareholder list unchanged.

     5. FURTHER ASSURANCE, GOOD FAITH AND FAIR DEALING: the Directors of each Company shall and will execute and deliver any and all necessary documents, acknowledgments and assurances and do all things proper to confirm or acknowledge any and all rights, titles and interests created or confirmed herein; and both companies covenant hereby to deal fairly and good faith with each other and each others shareholders.

     This Reorganization Agreement is executed on behalf of each Company by its duly authorized representatives, and attested to, pursuant to the laws of its respective place of incorporation and in accordance with its constituent documents.

RICHMOND  SERVICES,  INC.     RICHMOND  SERVICES,  INC.
(A  DELAWARE  CORPORATION)      (A  NEVADA  CORPORATION)

       by                                 by
________/s/_______               ________/s/_________
J.  Dan  Sifford                   J.  Dan  Sifford
PRESIDENT,  DIRECTOR              PRESIDENT,  DIRECTOR

_____/s/_______            __________/s/________
Laurencio  Jaen                Laurencio  Jaen
SECRETARY,  DIRECTOR        SECRETARY,  DIRECTOR

--------------------------------------------------------------------------------
                                   EXHIBIT 3.1
                       ORIGINAL ARTICLES OF INCORPORATION
--------------------------------------------------------------------------------

CERTIFICATE  OF  INCORPORATION  OF
Richmond  Services,  Inc.     State  of  Delaware
A  CLOSE  CORPORATION     Secretary  of  State
     Division  of  Corporations
     Filed  09:00  AM  06/14/93
     763165043  -  2340077
FIRST:  The  name  of  the  corporation  is  Richmond  Services,  Inc.

SECOND: Its registered office in the State of Delaware is to be located at Three Christina Center, 201 N. Walnut Street, Wilmington DE 19801 in the county of New Castle. The registered agent in charge thereof is The Company Corporation, address same as above.

THIRD: The nature of the business and the objects and purposes proposed to be transacted, promoted and carried on, are to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

FOURTH: The amount of total authorized shares of stock of this corporation is 1500 shares of No par value.

FIFTH: The name and mailing address of the incorporator is Vanessa Foster, Three Christina Center, 201 N. Walnut Street, Wilmington DE 19801.

SIXTH: The powers of the incorporator are to terminate upon filing of the certificate of incorporation. All of the corporation's issued stock, exclusive of treasury shares, shall be held of record by not more than thirty (30) persons.

SEVENTH: All of the issued stock of all classes shall be subject to one or more of the restrictions on transfer permitted by Section 202 of the General Corporation Law.

EIGHTH: The corporation shall make no offering of any of its stock of any class which would constitute a "public offering" within the meaning of the United States Securities Act of 1933, as it may be amended from time to time.

NINTH: Directors of the corporation shall not be liable to either the corporation or its stockholders for monetary damages for a breach of fiduciary duties unless the breach involves: (1) a director's duty of loyalty to the corporation or its stockholders; (2) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (3) liability for unlawful payments of dividends or unlawful stock purchases or redemption by the corporation; or (4) a transaction from which the director derived an improper personal benefit.

I, THE UNDERSIGNED, for the purpose of forming a corporation under the laws of the State of Delaware, do make, file and record this Certificate and do certify that the facts herein are true, and I have accordingly hereunto set my hand.

DATED:  June  14,  1993     ______/s/_______
                            Vanessa  Foster

--------------------------------------------------------------------------------
                                   EXHIBIT 3.2

                       RESTATED ARTICLES OF INCORPORATION
--------------------------------------------------------------------------------

ARTICLES  OF  INCORPORATION
OF
RICHMOND  SERVICES,  INC.

ARTICLE  I.  The  name  of  the  Corporation  is  RICHMOND  SERVICES,  INC.

ARTICLE II. Its principal office in the State of Nevada is 774 Mays Blvd. #10, Incline Village NV 89452. The initial resident agent for services of process at that address is N&R Ltd. Group, Inc

ARTICLE III. The purposes for which the corporation is organized are to engage in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The period of existence of the corporation shall be perpetual.

ARTICLE IV. The corporation shall have authority to issue an aggregate of 50,000,000 shares of common voting equity stock of par value one mil ($0.001) per share, and no other class or classes of stock, for a total capitalization of $50,000. The corporation's capital stock may be sold from time to time for such consideration as may be fixed by the Board of Directors, provided that no consideration so fixed shall be less than par value.

ARTICLE V. No shareholder shall be entitled to any preemptive or preferential rights to subscribe to any unissued stock or any other securities which the corporation may now or hereafter be authorized to issue, nor shall any shareholder possess cumulative voting rights at any shareholders meeting, for the purpose of electing Directors, or otherwise.

ARTICLE VI. The name and address of the Incorporator of the corporation is William Stocker, Attorney at Law, 34700 Pacific Coast Highway, Suite 303, Capistrano Beach CA 92624, phone (949) 248-9561, fax (949) 248-1688. The affairs of the corporation shall be governed by a Board of Directors of not less than one (1) nor more than (7) persons. The Incorporator shall act as Sole Initial Director.

ARTICLE VII. The Capital Stock, after the amount of the subscription price or par value, shall not be subject to assessment to pay the debts of the corporation, and no stock issued, as paid up, shall ever be assessable or assessed.

ARTICLE VIII. The initial By-laws of the corporation shall be adopted by its Board of Directors. The power to alter, amend or repeal the By-laws, or adopt new By-laws, shall be vested in the Board of Directors, except as otherwise may be specifically provided in the By-laws.

I THE UNDERSIGNED, being the Incorporator hereinbefore named for the purpose of forming a corporation pursuant the General Corporation Law of the State of Nevada, do make and file these Articles of Incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have set my hand hereunto this Day,

April  19,  1999

______/s/_______
William  Stocker
attorney  at  law
Incorporator

--------------------------------------------------------------------------------
                                   EXHIBIT 3.3
                                     BY-LAWS
--------------------------------------------------------------------------------

               BY-LAWS
     OF
     RICHMOND  SERVICES,  INC.
     A  NEVADA  CORPORATION


     ARTICLE  I
     CORPORATE  OFFICES


     The principal office of the corporation in the State of Nevada shall be located at 774 Mays Blvd. Suite 10, Incline Village NV 89451. The corporation may have such other offices, either within or without the State of incorporation as the board of directors may designate or as the business of the corporation may from time to time require.


     ARTICLE  II
     SHAREHOLDERS'  MEETINGS

SECTION  1.  PLACE  OF  MEETINGS

     The directors may designate any place, either within or without the State unless otherwise prescribed by statute, as the place of meeting for any annual meeting or for any special meeting called by the directors. A waiver of notice signed by all stockholders entitled to vote at a meeting may designate any place, either within or without the State unless otherwise prescribed by statute, as the place for holding such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal office of the corporation.

SECTION  2.  ANNUAL  MEETINGS

     The time and date for the annual meeting of the shareholders shall be set by the Board of Directors of the Corporation, at which time the shareholders shall elect a Board of Directors and transact any other proper business. Unless the Board of Directors shall determine otherwise, the annual meeting of the shareholders shall be held on the second Monday of March in each year, if not a holiday, at Ten o'clock A.M., at which time the shareholders shall elect a Board of Directors and transact any other proper business. If this date falls on a holiday, then the meeting shall be held on the following business day at the same hour.

SECTION  3.  SPECIAL  MEETINGS

     Special meetings of the shareholders may be called by the President, the Board of Directors, by the holders of at least ten percent of all the shares entitled to vote at the proposed special meeting, or such other person or persons as may be authorized in the Articles of Incorporation.

SECTION  4.  NOTICES  OF  MEETINGS

     Written or printed notice stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) days nor more than sixty (60) days before the date of the meeting, either personally or by mail, by the direction of the president, or secretary, or the officer or persons calling the meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the stockholder at his address as it appears on the stock transfer books of the corporation, with postage thereon prepaid.
Closing  of  Transfer  Books  or  Fixing  Record  Date.

     (a) For the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or stockholders entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other proper purpose, the directors of the corporation may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case twenty (20) days. If the stock transfer books be closed for the purpose of determining stockholders entitled to notice or to vote at a meeting of stockholders, such books shall be closed for at least twenty
(20)  days  immediately  preceding  such  meeting.

     (b) In lieu of closing the stock transfer books, the directors may prescribe a day not more than sixty (60) days before the holding of any such meeting as the day as of which stockholders entitled to notice of the and to vote at such meeting must be determined. Only stockholders of record on that day are entitled to notice or to vote at such meeting

     (c) The directors may adopt a resolution prescribing a date upon which the stockholders of record are entitled to give written consent to actions in lieu of meeting. The date prescribed by the directors may not precede nor be more than ten (10) days after the date the resolution is adopted by directors.

SECTION  5.  VOTING  LIST.

     The officer or agent having charge of the stock transfer books for the shares of the corporation shall make, at least ten (10) days before each meeting of stockholders, a complete list of stockholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and number of shares held by each, which list, for a period of ten
(10) days prior to such meeting, shall be kept on file at the principal office of the corporation and shall be subject to inspection by any stockholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any stockholder during the whole time of the meeting. The original stock transfer book shall be prima facie evidence as to who are the stockholders entitled to examine such list or transfer books or to vote at the meeting of stockholders.

SECTION  6.  QUORUM.

     At any meeting of stockholders, a majority of fifty percent plus one vote, of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. If less than said number of the outstanding shares are represented at a meeting, a majority of the outstanding shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting originally notified. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

SECTION  7.  PROXIES.

     At all meetings of the stockholders, a stockholder may vote by proxy executed in writing by the stockholder or by his duly authorized attorney in fact. Such proxy shall be filed with the secretary of the corporation before or at the time of the meeting. Such proxies may be deposited by electronic transmission.

SECTION  8.  VOTING.

     Each stockholder entitled to vote in accordance with the terms and provisions of the certificate of incorporation and these by-laws shall be entitled to one vote, in person or by proxy, for each share of stock entitled to vote held by such shareholder. Upon the demand of any stockholder, the vote for directors and upon any question before the meeting shall be by ballot. All elections for directors shall be decided by plurality vote; all other questions shall be decided by majority vote except as otherwise provided by the Certificate of Incorporation or the laws of Nevada.

SECTION  9.  ORDER  OF  BUSINESS.

     The order of business at all meetings of the stockholders, shall be as follows:

     a.     Roll  Call.
     b.     Proof  of  notice  of  meeting  or  waiver  of  notice.
     c.     Reading  of  minutes  of  preceding  meeting.
     d.     Reports  of  Officers.
     e.     Reports  of  Committees.
     f.     Election  of  Directors.
     g.     Unfinished  Business.
     h.     New  Business.


SECTION  10.  INFORMAL  ACTION  BY  STOCKHOLDERS.

     Unless otherwise provided by law, any action required to be taken, or any other action which may be taken, at a meeting of the stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the stockholders entitled to vote with respect to the subject matter thereof. Unless otherwise provided by law, any action required to be taken, or any other action which may be taken, at a meeting of the stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by a Majority of all of the stockholders entitled to vote with respect to the subject matter thereof at any regular meeting called on notice, and if written notice to all shareholders is promptly given of all action so taken.

SECTION  11.  BOOKS  AND  RECORDS.

     The Books, Accounts, and Records of the corporation, except as may be otherwise required by the laws of the State of Nevada, may be kept outside of the State of Nevada, at such place or places as the Board of Directors may from time to time appoint. The Board of Directors shall determine whether and to what extent the accounts and the books of the corporation, or any of them, other than the stock ledgers, shall be open to the inspection of the stockholders, and no stockholder shall have any right to inspect any account or book or document of this Corporation, except as conferred by law or by resolution of the stockholders or directors. In the event such right of inspection is granted to the Stockholder(s) all fees associated with such inspection shall be the sole expense of the Stockholder(s) demanding the inspection. No book, account, or record of the Corporation may be inspected without the legal counsel and the accountants of the Corporation being present. The fees charged by legal counsel and accountants to attend such inspections shall be paid for by the Stockholder demanding the inspection.


     ARTICLE  III
     BOARD  OF  DIRECTORS

SECTION  1.  GENERAL  POWERS.

     The business and affairs of the corporation shall be managed by its board of directors. The directors shall in all cases act as a board, and they may adopt such rules and regulations for the conduct of their meetings and the management of the corporation, as they may deem proper, not inconsistent with these by-laws and the laws of this State.

SECTION  2.  NUMBER,  TENURE,  AND  QUALIFICATIONS.

     The number of directors of the corporation shall be a minimum of one (1) and a maximum of nine (9), or such other number as may be provided in the Articles of Incorporation, or amendment thereof. Each director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.

SECTION  3.  REGULAR  MEETINGS.

     A regular meeting of the directors, shall be held without other notice than this by-law immediately after, and at the same place as, the annual meeting of stockholders. The directors may provide, by resolution, the time and place for holding of additional regular meetings without other notice than such resolution.

SECTION  4.  SPECIAL  MEETINGS.

     Special meetings of the directors may be called by or at the request of the president or any two directors. The person or persons authorized to call special meetings of the directors may fix the place for holding any special meeting of the directors called by them.

SECTION  5.  NOTICE.

     Notice of any special meeting shall be given at least one day previously thereto by written notice delivered personally, or by telegram or mailed to each director at his business address. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

SECTION  6.  QUORUM.

     At any meeting of the directors fifty (50) percent shall constitute a quorum for the transaction of business, but if less than said number is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

SECTION  7.  MANNER  OF  ACTING.

     The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the directors.

SECTION  8.  NEWLY  CREATED  DIRECTORSHIPS  AND  VACANCIES.

     Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the board for any reason except the removal of directors without cause may be filled by a vote of the majority of the directors then in office, although less than a quorum exists. Vacancies occurring by reason of the removal of directors without cause shall be filled by vote of the stockholders. A director elected to fill a vacancy caused by resignation, death or removal shall be elected to hold office for the unexpired term of his predecessor.

SECTION  9.  REMOVAL  OF  DIRECTORS.

     Any or all of the directors may be removed for cause by vote of the stockholders or by action of the board. Directors may be removed without cause only by vote of the stockholders.

SECTION  10.  RESIGNATION.

     A director may resign at any time by giving written notice to the board, the president or the secretary of the corporation. Unless otherwise specified in the notice, the resignation shall take effect upon receipt thereof by the board or such officer, and the acceptance of the resignation shall not be necessary to make it effective.

SECTION  11.  COMPENSATION.

     No compensation shall be paid to directors, as such, for their services, but by resolution of the board a fixed sum and expenses for actual attendance at each regular or special meeting of the board may be authorized. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

SECTION  12.  EXECUTIVE  AND  OTHER  COMMITTEES.

     The board, by resolution, may designate from among its members an executive committee and other committees, each consisting of one (1) or more directors. Each such committee shall serve at the pleasure of the board.


     ARTICLE  IV
     OFFICERS


SECTION  1.  NUMBER.

     The officers of the corporation shall be the president, a secretary and a treasurer, each of whom shall be elected by the directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the directors.

SECTION  2.  ELECTION  AND  TERM  OF  OFFICE.

     The officers of the corporation to be elected by the directors shall be elected annually at the first meeting of the directors held after each annual meeting of the stockholders. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided. In the event that no election of officers be held by the directors at that time, the existing officers shall be deemed to have been confirmed in office by the directors.

SECTION  3.  REMOVAL.

     Any officer or agent elected or appointed by the directors may be removed by the directors whenever in their judgement the best interest of the corporation would be served thereby, but such removal shall be without prejudice to contract rights, if any, of the person so removed.

SECTION  4.  VACANCIES.

     A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the directors for the unexpired portion of the term.

SECTION  5.  PRESIDENT.

     The president shall be the principal executive officer of the corporation and, subject to the control of the directors, shall in general supervise and control all of the business and affairs of the corporation. He shall, when present, preside at all meetings of the stockholders and of the directors. He may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the directors, certificates for shares of the corporation, any deeds, mortgages, bonds, contracts, or other instruments which the directors have authorized to be executed, except in cases where the directors or by these By-Laws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of president and such other duties as may be prescribed by the directors from time to time.

SECTION  6.  CHAIRMAN  OF  THE  BOARD.

     In the absence of the president or in the event of his death, inability or refusal to act, the chairman of the board of directors shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. The chairman of the board of directors shall perform such other duties as from time to time may be assigned to him by the directors.

SECTION  7.  SECRETARY.

     The secretary shall keep the minutes of the stockholders' and of the directors' meetings in one or more books provided for that purpose, see that all notices are duly given in accordance with the provisions of these by-laws or as required, be custodian of the corporate records and of the seal of the corporation and keep a register of the post office address of each stockholder which shall be furnished to the secretary by such stockholder, have general charge of the stock transfer books of the corporation and in general perform all the duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the president or by the directors.

SECTION  8.  TREASURER.

     If required by the directors, the treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the directors shall determine. He shall have charge and custody of and be responsible for all funds and securities of the corporation; receive and give receipts for moneys due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in such banks, trust companies or other depositories as shall be selected in accordance with these By-Laws and in general perform all of the duties incident to the office of treasurer and such other duties as from time to time may be assigned to him by the president or by the directors.


SECTION  9.  SALARIES.

     The salaries of the officers shall be fixed from time to time by the directors and no officer shall be prevented from receiving such salary by reason of fact that he is also a director of the corporation.


     ARTICLE  V
     CONTRACTS,  LOANS,  CHECKS  AND  DEPOSITS

SECTION  1.  CONTRACTS.

     The directors may authorize any officer or officers, agent or agents to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.


SECTION  2.  LOANS.

     No loans shall be contracted on behalf of the corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the directors. Such authority may be general or confined to specific instances.

SECTION  3.  CHECKS,  DRAFTS,  ETC.

     All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation, shall be signed by such officer or officers, agent or agents of the corporation and in such manner as shall from time to time be determined by resolution of the directors.

SECTION  4.  DEPOSITS.

     All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the directors may select.


     ARTICLE  VI
     FISCAL  YEAR

     The fiscal year of the corporation shall begin on the 1st day of January in each year, or on such other day as the Board of Directors shall fix.


     ARTICLE  VII
     DIVIDENDS

     The directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law.

     ARTICLE  VIII
     SEAL

     The directors may provide a corporate seal which shall have inscribed thereon the name of the corporation, the state of incorporation, year of incorporation and the words, "Corporate Seal".


     ARTICLE  IX
     WAIVER  OF  NOTICE

     Unless otherwise provided by law, whenever any notice is required to be given to any stockholder or director of the corporation under the provisions of these by-laws or under the provisions of the articles of incorporation, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.


     ARTICLE  X
     AMENDMENTS

     These by-laws may be altered, amended or repealed and new by-laws may be adopted in the same manner as their adoption, by the Board of Directors if so adopted; by a vote of the stockholders representing a majority of all the shares issued and outstanding, if so adopted or adopted by the Board of Directors; or, in any case, at any annual stockholders' meeting or at any special stockholders' meeting when the proposed amendment has been set out in the notice of such meeting.

     CERTIFICATION

     THE SECRETARY of the Corporation hereby certifies that the foregoing is a true and correct copy of the By-Laws of the Corporation named in the title thereto and that such By-Laws were duly adopted by the Board of Directors of said Corporation on the date set forth below.

EXECUTED,  AND  CORPORATE  SEAL  AFFIXED,  this  day  of  April  21,  1999.

     _____/s/______
     Mark  Zouvas
     President

--------------------------------------------------------------------------------
                                   EXHIBIT F-1
                          AUDITED FINANCIAL STATEMENTS
                    FOR YEARS ENDING DECEMBER 31, 1999, 1998
--------------------------------------------------------------------------------

INDEPENDENT  AUDITOR  S  REPORT


To the Board of Directors and Stockholders of Richmond Services, Inc.


We have audited the accompanying balance sheet of Richmond Services, Inc. (a Development Stage Company) as of December 31, 1999 and 1998 and the related statements of operations, stockholders equity and cash flows for the years then ended and from inception on June 14, 1993 through December 31, 1999. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Richmond Services, Inc for the period from inception at June 14, 1993 through December 31, 1997 were audited by other auditors whose report dated March 31, 1998, expressed an unqualified opinion on these statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richmond Services, Inc. (a Development Stage Company) as of December 31, 1999 and 1998 and the results of its operations and cash flows for the years then ended and from inception on June 14, 1993 through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating results to date. These conditions raise substantial doubt about its ability to continue as a going concern. Management s plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


______/s/_______
Crouch, Bierwolf & Chisholm
Salt  Lake  City,  Utah
March  16,  2000

                             Richmond Services, Inc.
                          (a development Stage Company)
                                 Balance Sheets

                                                        December 31,
                                                      1999       1998
----------------------------------------------------------------------
ASSETS
Current Assets
Cash                                         $         269   $     84
Total Current Assets                         $         269   $     84
Total Assets                                 $         269   $     84
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Advance from affiliate                       $      34,078   $  6,960
Total Laibilities                                   34,078      6,960
Stockholders' Equity
Common Stock, authorized
50,000,000 shares of $.0001 par value
authorized, 5,471,850 and 5,171,850
shares issued and outstanding, respectively            505        365
Additional Paid-In Capital                          61,703      9,343
Stock Subscription Receivable                         (100)      (100)
Deficit Accumulated During the
Development Stage                                  (95,917)   (16,484)

Total Stockholders' Equity                         (33,809)    (6,876)

Total Liabilities and Stockholders' Equity   $         269   $     84

    The accompanying notes are an integral part of the financial statements.

                             Richmond Services, Inc.
                          (a development Stage Company)
                             Statement of Operations

                                                                                 From Inception
                                                                                 On June 14,
                                                                                    1993 through
                                          For the years ended    December 31,    December 31,
                                   1999                   1998            1997              1999
-------------------------------------------------------------------------------------------------
Revenues                     $        0   $                  0   $           0   $             0
Expenses:
Amortization & Depreciation           0                    500           1,000             5,000
General & Administrative         64,433                  3,500           7,984            75,917
Total Expenses                   64,433                  4,000           8,984            80,917
Other Income (Expense):
Bad Debt                        (15,000)                     0               0           (15,000)
Total Expenses                  (15,000)                     0               0           (15,000)
Net Loss                       ($79,433)               ($4,000)        ($8,984)         ($95,917)
Net Loss Per Share               ($0.02)  $              (0.00)  $       (0.00)           ($0.03)
Weighted Average shares
outstanding                   4,814,643              3,502,845       3,442,636         3,377,684

     The accompanying notes are an integral part of the financial statements

                             Richmond Services, Inc.
                          (a development Stage Company)
                        Statement of Stockholders' Equity



                                                                                         Deficit
                                                                                       Accumulated
                                                          Additional      Stock          During the
                                       Common Stock        Paid In    Subscription    Development
                                   Shares        Amount   Capital      Receivable         Stage
----------------------------------------------------------------------------------------------------
Balance, June 14, 1993                        0  $     0  $         0  $           0   $          0
Common Stock issued for
organizational costs at $.001
per share June 15, 1993               3,333,333  $   333  $     4,667  $           0   $          0
Common Stock issued
for stock subscription receivable
at $.001 per share June 15, 1993         66,667  $     7  $        93  $           0   $          0
Stock subscription receivable                 0  $     0  $         0          ($100)  $          0
Net Loss from inception to
December 31, 1993                             0  $     0  $         0  $           0          ($500)
Balance December 31, 1993             3,400,000  $   340  $     4,760          ($100)         ($500)
Net Loss for the year ended
December 31, 1994                             0  $     0  $         0  $           0        ($1,000)
Balance December 31, 1994             3,400,000  $   340  $     4,760          ($100)       ($1,500)
Net Loss for the year ended
December 31, 1995                             0  $     0  $         0  $           0        ($1,000)
Balance December 31, 1995             3,400,000  $   340  $     4,760          ($100)       ($2,500)
Net Loss for the year ended
December 31, 1996                             0  $     0  $         0  $           0        ($1,000)
Balance December 31, 1996             3,400,000  $   340  $     4,760          ($100)       ($3,500)
Common Stock issued for
cash at $.022 per share
February 10, 1997                        47,900  $     5  $     1,603  $           0   $          0
Net Loss for the year ended
December 31, 1997
Balance December 31, 1997                     0  $     0  $         0  $           0        ($8,984)
                                      3,447,900  $   345  $     6,363          ($100)      ($12,484)
Common Stock issued for
services at $.001 per share
September 22, 1998                      200,000  $    20  $     2,980  $           0   $          0
Net Loss for the year ended
December 31, 1998                             0  $     0  $         0  $           0        ($4,000)
Balance, December 31, 1998            3,647,900  $   365  $     9,343          ($100)      ($16,484)
Common Stock issued for
Cash t $.0375 per share               1,400,000  $   140  $    52,360  $           0   $          0
Fractional shares issued in
reverse split                                91  $     0  $         0  $           0   $          0
Net Loss for the year ended
December 31, 1999                             0  $     0  $         0  $           0       ($79,433)
Balance, December 31, 1999            5,047,991  $   505  $    61,703          ($100)      ($95,917)

     The accompanying notes are an integral part of the financial statements
                             Richmond Services, Inc.
                          (a development Stage Company)
                             Statement of Cash Flows

                                                                                      From Inception
                                                                                         14-Jun-93
                                                                                           through
                                                For the years ended    December 31,     December 31,
                                                  1999            1998       1997              1999
----------------------------------------------------------------------------------------------------
Cash Flows from Operating
Activities:
Loss from operations                          ($79,433)        ($4,000)   ($8,984)         ($95,917)
Adjustments to reconcile net
loss to net cash used by
operating activities:
Amortization & Depreciation                          0             500      1,000             5,000
Stock issued for services                            0           3,000          0             3,000
Changes in assets and
Liabilities:
Accounts Payable                                27,118               0          0            34,078
Net Cash Provided (Used)
by Operating Activities                        (52,315)           (500)    (1,024)          (53,839)
Cash Flows from investment
Activities:
Other                                                0               0          0                 0
Net Cash paid for
Investing Activities                                 0               0          0                 0
Cash Flows from Financing
Activities:
Common Stock issued for cash                    52,500               0      1,608            54,108
Net Cash Provided by
Financing Activities                            52,500               0          0            54,108
Net increase (decrease) in cash                    185            (500)       584               269
Cash, beginning of year                             84             584          0                 0
Cash, end of year                 $                269   $          84   $    584   $           269
Cash, paid during
the year for:
Interest                          $                  0   $           0   $      0   $             0
Income taxes                      $                  0   $           0   $      0   $             0
Noncash Financing Transactions:
Issuance of common stock
for services                      $                  0   $       3,000   $      0   $         3,000

     The accompanying notes are an integral part of the financial statements

                             RICHMOND SERVICES, INC.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE  1  -  Summary  of  Significant  Accounting  Policies

     a.  Organization

         The Company was incorporated in the State of Delaware on June 14, 1993. The Company was organized for the purpose of initiating commuter air service from Sugar Land Airport in Richmond, Texas. The Company now intends to acquire and operate small niche market air carriers. The Company has been in the development stage since its formation on June 14, 1993.

     b.  Accounting  Method

          The Company s financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

     c.  Cash  and  Cash  Equivalents

         Cash equivalents include short-term highly liquid investments with maturities of three months or less at the time of acquisition.

     d.  Loss  Per  Share

         The computations of loss per share of common stock are based on the weighted average number of outstanding shares during the period of the financial statements.

     e.  Provision  for  Income  Taxes

          At December 31, 1999, the Company has net operating loss carryforwards totaling approximately $95,917 that may be offset against future taxable income through 2012. No tax benefit has been reported in the 1999 and 1998 financial statements, because the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. The valuation allowance increased in the amount of $27,000 and $1,000 for the years ended December 31, 1999 and 1998, respectively.

     f.   Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE  2  -  Going  Concern

     The Company s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has current liabilities in excess of current assets and has experienced losses from inception. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. It is management s plan to find an operating company to merge with providing necessary operating capital.

                             RICHMOND SERVICES, INC.
                            (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE  3  -  Shareholders  Equity

         In September 1998 the Company issued 300,000 shares of its common stock in exchange for services.

         In February 1999 the Company issued 1,400,000 shares of its common stock for cash of $52,500.

NOTE  4  -  Reverse  Stock  Split

         In June 1999, the board of directors authorized a two for three reverse split of its common stock. These financial statements have been retroactively restated to reflect the reverse split.

NOTE  5  -  Related  Party  Transactions

        During 1999 and 1998, the Company received advances from common ownership affiliates of $27,118 and $0, respectively. The balance due these affiliates at December 31, 1999 and 1998 is $34,078 and $6,960, respectively.