Form 10QSB
period 2000-03-31
RICHMOND SERVICES INC
filed 2000-04-27
CIK 1045284

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13
 OR  15(D)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                      For the Quarter ended March 31, 2000

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

Registrant's  telephone  number,  including  area  code:          (949)  248-893

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None

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


As  of  March  31,  2000,  the  number of shares outstanding of the Registrant's
Common  Stock  was  5,047,991.

--------------------------------------------------------------------------------
                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------


                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are unaudited financial statements (under cover of Exhibit 00QF-1) for the three months ended March 31, 2000.


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. On February 29, 2000, we approved a Plan of Reorganization by which we would acquire as a wholly owned subsidiary, eKnowledge Group, Inc., a private Nevada state corporation engaged in providing supplemental, distance learning over the internet. This transaction is scheduled to be consummated on April 17, 2000. The name of the corporation will be changed to eKnowledge.com, Inc. in completion and closing of this acquisition. The preliminary terms of the acquisition would provide for the acquisition of 100% of the total issued and outstanding stock of eKnowledge Group, Inc. in exchange for a 77.5% of the total issued and outstanding of the issuer. These acquisition shares would be newly issued investment shares, and would be issued pursuant to Rule 145, and would, if and when issued, be restricted securities as if so defined by Rule 144(a). Additionally, we would provide $500,000 in equity financing to the combined entities, once the acquisition is consummated. The equity contribution is expected to be raised through the private placement of existing shares from the majority shareholder. It is important to understand clearly, that any and all funding arrangements would be made on the basis of the acquisition, and not in reliance on our present pre-acquisition condition. This acquisition is subject to approval by our shareholders at a meeting being called. If that acquisition is not made, we will continue the search for a reverse-merger candidate for the next twelve months. In this Item we will discuss our present condition first, and the possible acquisition second.

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

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have had no material operation to date and have recorded no revenues. In 1999 we incurred General Expenses of $64,433, almost entirely in Legal and Professional fees. We had an abortive acquisition in 1999. Management believes that the expenses for legal, professional and accounting fees in that year were extraordinary, and do not reflect the cost of maintaining our company in a search for an acquisition target. Accordingly our quarter to quarter comparison of 2000 to 1999 first quarters is not considered indicative of future results. We incurred expenses and operating loss of a modest $7,843 this first quarter, compared to $21,478 in 1999. The difference is due to the lack of the same extraordinary expenses which we faced last year.

     Revenues. We has had no revenues for the previous two years ended December 31, 1999, and the three months ended March 31, 2000.

     LIQUIDITY AND CAPITAL RESOURCES. We have virtually no cash on hand. This is not a significant change from the previous year. Our advances from affiliates has increased from $6,960, in 1998, to $34,078 in 1999. These advances have
increased  to  $41,921,  in   this first quarter. The increase in our Deficit
Accumulated During the Development Stage is accountable to these advances, and our General Administrative Expenses previously discussed. This is consistent with our previous statement that we do not need additional cash, outside of our circle of affiliates, to remain in operation as a company with no operations seeking a profitable acquisition; however, should our currently proposed acquisition proceed to consummation, numerous other considerations would be applicable. We would expect to provide $500,000 in equity financing to the combined entities, once the acquisition is consummated. The equity contribution is expected to be raised through the private placement of existing shares from the majority shareholder as a part of that acquisition. It is important to understand clearly, that any and all funding arrangements would be made on the basis of the acquisition, and not in reliance on our present pre-acquisition condition. This acquisition is subject to approval by our shareholders at a meeting being called.

     LONG-TERM  DEBT.  On  December 31, 1999, the Company had no long-term debt.

     FUTURE PROSPECTS. The Board of Directors is recommending that the shareholders approve the acquisition of eKnowledge Group, Inc., as a wholly owned subsidiary of us, by which the shareholder of that target would become shareholders of our Company. The terms and conditions of this proposed acquisition are that Richmond Services, Inc. would issue 15,155,556 shares (post reverse split) of the common stock of the Company. These shares will not have been registered under the Securities Act of 1933, and may not be resold unless the shares are registered under the Act or an exemption from such registration is available. They would be Restricted Securities subject to the holding periods of Rule 144. These shares shall be issued to the shareholders of eKnowledge Group, Inc. As a part of the proposed reorganization and acquisition, the representatives of eKnowledge Group, Inc. with our cooperation will attempt to consummate a private placement offering on behalf of to-be-reorganized Company, up to 500,000 new investment shares of our common stock on a post-reverse stock split basis, by which approximately $500,000 in funding would be obtained. Final consummation of this acquisition is not contingent upon the completion of such offering, but up to 500,000 shares of eKnowledge Group on a post-reverse stock split basis may be issued simultaneously with or subsequent to the closing of this acquisition.

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

--------------------------------------------------------------------------------
                           PART II: OTHER INFORMATION
--------------------------------------------------------------------------------


                           ITEM 1.  LEGAL PROCEEDINGS

                                      None

                          ITEM 2.  CHANGE IN SECURITIES

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

 None this quarter. Shareholder meeting called for April 17, 2000 as previously disclosed.

                           ITEM 5.  OTHER INFORMATION

                                      None

                           ITEM 6. REPORTS ON FORM 8-K

                                      None

                                    EXHIBITS

     Attached hereto and incorporated herein by this reference are unaudited financial statements (under cover of Exhibit 00QF-1) for the three months ended March 31, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  March  31,  2000

                             RICHMOND SERVICES, INC.


                                       /s/

                                   Mark Zouvas
                            Sole Officer and Director

--------------------------------------------------------------------------------
                             EXHIBIT EXHIBIT 00QF-1

                         UN-AUDITED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------

                             RICHMOND SERVICES, INC.
                           BALANCE SHEETS (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                And for the periods ended March 31, 1999 and 2000

                                                        March 31,             December 31,
                                                        ----------
                                                             2000      1999           1999
                                                        ----------  --------  -------------
ASSETS

CURRENT ASSETS
Cash                                                          269        84            269
Total Current Assets                                          269        84            269
TOTAL ASSETS                                                  269        84            269
                                                        ==========  ========  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Loan and notes payable                                     41,921     6,960         34,078
                                                        ----------  --------  -------------
Total Liabilities                                          41,921     6,960         34,078
STOCKHOLDERS' EQUITY
Common Stock, $.0001 par value; authorized 50,000,000
   shares; issued and outstanding, 3,447,900 shares,
   3,647,900 shares and 5,047,825 shares respectively         505       365            505
Additional Paid-In Capital                                 61,703     9,343         61,703
Stock subscription receivable                                (100)     (100)          (100)
Accumulated Surplus (Deficit)                            (103,760)  (16,484)       (95,917)
                                                        ----------  --------  -------------
Total Stockholders' Equity                                (41,652)   (6,876)       (33,809)
                                                        ----------  --------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    269        84            269
                                                        ==========  ========  =============

   The accompanying notes are an integral part of these financial statements.

                             RICHMOND SERVICES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                And for the periods ended March 31, 1999 and 2000

                                                 March 31,        December 31,
                                                -----------
                                            2000         1999        1999
                                      -----------  -----------  --------------
Revenues                              $        0   $        0   $           0
                                      -----------  -----------  --------------
Expenses
General and Administrative                 7,843       21,478          64,433
Bad debt                                     -0-                      (15,000)
Total Expenses                             7,843       21,478          79,433
                                      -----------  -----------  --------------
Net Income (Loss)                        ($7,843)    ($21,478)       ($79,433)
                                      ===========  ===========  ==============
Income (Loss) per Share               $ (0.00155)   $(0.00613)   $   (0.01650)
                                      ===========  ===========  ==============
Weighted average shares outstanding    5,047,991    3,502,845       4,814,643
                                      ===========  ===========  ==============

   The accompanying notes are an integral part of these financial statements.

                             RICHMOND SERVICES, INC.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
    For the period from inception of the Development Stage on June 14, 1993,
                   For the fiscal year ended December 31, 1999
                And for the periods ended March 31, 1999 and 2000

                                                    Additional   Accumulated    Stock           Total Stock-
                                Common      Par     Paid-In      Equity         Subscription    holders' Equity
                                Stock       Value   Capital       (Deficit)     Receivable         (Deficit)
                                ----------  ------  -----------  -------------  --------------  -----------------
Inception (June 14, 1993)                0  $    0  $         0  $          0   $           0   $              0
Inception through December
31, 1993: Stock issued for
organization costs               3,333,333     333        4,667             0               0                  0
Stock issued for subscription
Receivable, June 15, 1993           66,667       7           93             0               0                  0
Stock Subscription Receivable            0       0            0             0            (100)                 0
Net (Loss) for the period                0       0            0          (500)              0                  0
                                ----------  ------  -----------  -------------  --------------  -----------------
Year ended December 31, 1993     3,400,000     340        4,760          (500)           (100)             4,500
Net (Loss) for the period                0       0            0        (1,000)              0                  0
                                ----------  ------  -----------  -------------  --------------  -----------------
Year ended December 31, 1994     3,400,000     340        4,760        (1,500)           (100)             3,500
Net (Loss) for the period                0       0            0        (1,000)              0                  0
                                ----------  ------  -----------  -------------  --------------  -----------------
Year ended December 31, 1995     3,400,000     340        4,760        (2,500)           (100)             2,500
Net (Loss) for the period                0       0            0        (1,000)              0                  0
                                ----------  ------  -----------  -------------  --------------  -----------------
Year ended December 31, 1996     3,400,000     340        4,760        (3,500)           (100)             1,500
Common shares sold for cash         47,900       5        1,603             0               0                  0
Net (Loss) for the period                0       0            0        (8,984)              0                  0
Year ended December 31, 1997     3,447,900     345        6,363       (12,484)           (100)            (5,876)
Common shares sold for cash        200,000      20        2,980             0               0                  0
Net (Loss) for the period                0       0            0        (4,000)              0                  0
Year ended December 31, 1998     3,647,900     365        9,343       (16,484)           (100)            (6,876)
Common shares sold for cash      1,400,000     140       52,360             0               0                  0
Common shares issued in
    rounding down                       91       0            0             0               0                  0
Net (Loss) for the period                0       0            0       (79,433)              0                  0
                                ----------  ------  -----------  -------------  --------------  -----------------
Year ended December 31, 1999     5,047,991     505       61,703       (95,917)           (100)           (33,809)
Net (Loss) for the period                0       0            0        (7,843)              0                  0
                                ----------  ------  -----------  -------------  --------------  -----------------
Balances at March 31, 2000      $5,047,991  $  505  $    61,703     ($103,760)          ($100)          ($33,809)
                                ==========  ======  ===========  =============  ==============  =================


   The accompanying notes are an integral part of these financial statements.

                             RICHMOND SERVICES, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                And for the periods ended March 31, 1999 and 2000

                                           March 31,               December 31,
                                           -----------
                                                 2000       1999            1999
                                           -----------  ---------  --------------
Beginning Cash                             $       84   $    584   $          84
Operating Activities
Net Income (Loss)                              (7,843)   (21,478)        (79,433)
                                           -----------  ---------  --------------
Total working capital (used)                   (7,843)   (21,478)        (79,433)
Cash received from financing activities:
sale of Common Stock;                                                     52,500
Borrowings                                      7,843     27,118          27,118
Increase (Decrease) in
working capital                                     0                        185
                                           -----------             --------------
Ending Cash                                $       84   $  5,640   $         269
                                           ===========  =========  ==============

   The accompanying notes are an integral part of these financial statements.

                             RICHMOND SERVICES, INC.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                               December 31, 1999,
                  and the periods edned March 31, 1999 and 2000



NOTE  1  -  Summary  of  Significant  Accounting  Policies

     a.     Organization

     The Company was incorporated in the State of Delaware on June 14, 1993. The Company was organized for the purpose of initiating commuter air services from Sugar Land Airport in Richmond, Texas, however it neve realized its original goal and has remained in the development stage since its formation on June 14, 1993.

b.     Accounting  Method

     The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

c.     Cash  and  Cash  Equivalents

     Cash equivalents include short-term highly liquid investments with maturities of three months or less at the time of acquisition.

     d.     Loss  Per  Share

     The computations of loss per share of common stock are based on weighted average number of outstanding shares during the period of the financial statements.

e.     Provision  for  Income  Taxes

     At March 31, 2000, the Company has net operating loss carryforwards totaling approximately $103,760 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. The valuation allowance increased in the amount of $7,843 for the period ended March 31, 2000.

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

                             RICHMOND SERVICES, INC.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                               December 31, 1999,
                  and the periods edned March 31, 1999 and 2000
                                    page two

NOTE  2  -  Going  Concern

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has current liabilities in excess of current assets and has experienced losses from inception. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. It is management's plan to find an operating company to merge with providing necessary operating capital.

NOTE  3  -  Shareholders  Equity

     The Company is authorized to issue 50,000,000 shares of Common Stock with a par value of $0.0001 each. In 1993 the Company issued 3,400,000 shares of its common stock in exchange for organizational costs which management valued at $5,100. In 1997 the Company issued 47,900 shares of its common stock in exchange for $1,608 in cash. In September 1998 the Company issued 200,000 shares of its common stock in exchange for services and $3,000 in cash. In February 1999 the Company issued 1,400,000 shares of its common stock in exchange for $52,500 in cash. In June of 1999, the Company authorized a two for three reverse split of its common stock. For purposes of clarity, all share amounts and par values have been stated as if the new capitalization had been in effect since inception.