Form 10QSB
period 2000-06-30
EKNOWLEDGE GROUP INC
filed 2000-08-15
CIK 1045284

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2000

                         Commission File Number: 0-29183

                             EKNOWLEDGE GROUP, INC.
                    formerly known as Richmond Services, Inc.

Nevada                                                                91-1982250
(Incorporation)                                                    (IRS  Number)

1520  West  Sixth  Street,  Suite  101,  Corona,  CA                       92880
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (909)  372-2800

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None

Securities  registered  pursuant  to  Section  12(g)  of the Act:     19,555,556

Yes[x] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)


As of June 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 19,555,556.

                          PART I: FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS.

     eKnowledge Group, Inc., previously eTestPrep, Inc. (the Company), was incorporated in the state of Nevada on June 1, 1999, for the purpose of providing educational training courses over the Internet and through other media sources. Effective April 17, 2000, Richmond Services, Inc. (Richmond), acquired all of the issued and outstanding common stock of the Company. Currently the Company has 50,000,000 common shares authorized, with 19,555,556 shares of common stock issued and outstanding. There are currently approximately 450 shareholders in the Company. As a result of the transaction, the Company s former shareholders obtained control of Richmond, a blank-check corporation with no operations. For accounting purposes, this acquisition has been treated as a re-capitalization of the Company. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Attached hereto and incorporated herein by this reference are the following financial statements:

Exhibit      FINANCIAL  STATEMENTS
00QF-2     Un-Audited  Financial  Statements for the three months and six months ended  June  30,  2000


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. The following discussion should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this report. The results for both the current quarter and six months reflect the operations of eKnowledge Group. Because eKnowledge Group began operations on June 1, 1999, results for the comparable periods in 1999 include only one month. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

EKNOWLEDGE  GROUP,  INC.  OVERVIEW

We provide online interactive video streamed learning programs in the supplemental education market. Additionally, we provide corporate solutions designed to address the strategic business objectives of our customers by helping them to increase employee productivity, education access and decrease the overwhelming cost of corporate training. We host and centrally manage all software and content, significantly reducing our customers' learning infrastructure costs and enabling us to rapidly update or customize our courses. Our Web-based solutions deliver content on new initiatives, products or processes to large, geographically dispersed groups who can access courses from anywhere, at anytime through a standard Web browser. Our interactive video-based design approach encourages active learning among the participants.

As of June 30, 2000, we had over 2000 customers. We also maintained online courses in the standardized test preparation area and providing corporate online delivery services in the technology, financial services, and telecommunications industries. Clients in the corporate education arena include Citibank, eGoose and Practicing Law Institute.

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


NET  SALES

Net product sales include the selling price of the HOME LSAT program offering sold by the Company, net of returns, as well as outbound shipping and handling charges.

For the quarter ended June 30, 2000, total revenues increased nearly from $0 to $53,491 due to the start-up nature of the Company as of June 30, 1999. Further, by virtue of the acquisition by Richmond Services and the contribution of cash on April 17, 2000, the majority of operations have taken place since then. We expect that revenues from product sales will continue to grow as we launch new products and continue to increase our product offerings and services.

GROSS  PROFIT

Gross profit is calculated as net sales less the cost of sales, which consists of the cost of developing and producing the products sold to customers. Gross profit exceeded net revenues due to the Company's focus on product development for the quarter ending June 30, 2000. As a result of these product development efforts, the Company's product offering will soon grow from one test review course to five courses, as well as continue developing contracts for individual companies.

MARKETING  AND  SALES

Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures. Through the quarter ended June 30, 2000, the Company had not spent significant amounts on marketing and sales. The Company intends to increase these expenses as it continues its branding and marketing campaigns, and as it increases is sales efforts. As a result, the Company expects marketing and sales expenses to continue to increase significantly.

PRODUCT  DEVELOPMENT

Product development expenses are reported as Cost of Sales and consist of payroll and related expenses for developing new products, developing and maintaining the Company's web sites and supporting technology.


GENERAL  AND  ADMINISTRATIVE

General and administrative ('G&A') expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses. These expenses increased dramatically in the quarter ended June 30, 2000 as the company began building its management team and staffing its technical department. The Company expects these costs to continue to increase, as additional resources will be needed to support our new products and continue to offer new services.

STOCK-BASED  COMPENSATION

Stock-based compensation is comprised of consideration offered to a number of key employees as part of their employment agreements. This consideration must be classified as compensation expense under generally accepted accounting principles.

Approximately 1.4 million shares of restricted common stock were issued to several key employees of the Company in May 2000. The compensation is being amortized over the vesting period that ends on May 30, 2001

LIQUIDITY  AND  CAPITAL  RESOURCES

Since April 17, 2000, the Company has satisfied its cash requirements primarily through private placements of equity securities (including the cash received at the time of the acquisition by Richmond).

Net cash used in operating activities was approximately $305,000 for the six months ended June 30, 2000. Net operating cash flows were primarily attributable to quarterly net losses, increases in current assets, and prepaid items such as rent due to the start-up nature of the Company.

Net cash provided by investing activities was $474,204, due primarily to the cash infusion at the time of the merger with Richmond.

Net cash provided by financing activities of approximately $188,000 relates to additional cash received for stock, also a result of the merger with Richmond.

The Company believes that the cash balance of $358,000 at June 30, 2000 is currently sufficient to meet the Company's anticipated cash needs. We anticipate that we will need to raise additional funds to meet our operating needs and the company is in current discussions with potential investors. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity. Such a sale could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

INDUSTRY  BACKGROUND

Today's businesses face rapidly changing environments characterized by increasing competition, economic globalization and technological change. To compete effectively, businesses must improve business processes, reduce operating costs and provide an environment of continuing access to education and training throughout the entire lifecycle of employment. The adoption of the Internet as a business training and education platform has accelerated these trends in nearly every industry. Driving knowledge to the extended enterprise effectively reduces the time-to-market of new products and services, improves the productivity of sales channels and reduces customer support costs, resulting in increased operating efficiency and higher profitability.

In an attempt to address today's competitive business challenges, businesses are investing increasing amounts on learning and skills development. In 1997, the Department of Education estimated that in the United States alone businesses spent nearly $55 billion annually on learning programs. We believe that their investments in traditional educational programs have often yielded uncertain results and in many cases have failed to address and satisfy strategic business objectives. To date, investment in learning has consisted primarily of in-person, instructor-led training programs. Traditional methodologies tend to be inadequate because they are:

- Difficult to deploy across an organization and its extended enterprise. Many businesses find it difficult to effectively deliver up-to-date content in a timely and consistent manner to large, geographically-dispersed groups. The traditional solution of scheduling corporate education programs at specific times in single locations results in logistical challenges and opportunity costs that often-lower participation rates and limit a company's ability to disseminate knowledge to its extended enterprise.

- Difficult to customize and update. Instructor-led content is often prepared in advance to provide for the production and distribution of printed or videotaped materials, which are then updated at fixed intervals and delivered using an instructor-led, standardized curriculum of pre-scheduled meetings in set physical locations. As a result, print-based content cannot be updated and distributed to learners as rapidly as a Web-based content.
- Unable to track and monitor learning effectiveness. Tracking student performance in traditional classroom programs typically requires additional expenses for manual test administration, grading and recording. Many businesses have chosen to avoid these costs by simply recording participant attendance. As a result, they are unable to track and certify levels of competency directly resulting from instruction and correlate learning investments with business results.
- Costly and slow. Traditional learning initiatives require prolonged absences of valuable employees due to travel to course locations and attendance at scheduled course meetings, resulting in significant opportunity costs due to lost work. In addition, course materials must be printed and delivered using traditional means. As a result, businesses are unable to continuously educate their extended enterprises on new products, strategies and processes in a timely manner. With online courses, participants can learn at anytime from a computer, without having to schedule classrooms or meetings, and without having to travel to a classroom facility.

In response to these limitations, many businesses are seeking more effective learning solutions. The Internet is transforming the corporate learning marketplace by offering innovative ways to design and deliver knowledge. According to International Data Corporation, the online corporate learning market is projected to grow from $550 million in 1998 to more than $11.4 billion in 2003. By leveraging the Internet, businesses can instantly and simultaneously deploy content to a broad, global audience. This content can be easily and continuously accessed, modified and refreshed and learning programs can be enhanced as participants use e-mail and chat rooms to establish interactive relationships with instructors and peers. Web-based technologies can also offer real-time tracking of participant performance.

Internal training organizations and external corporate learning providers are geared to instructor-led training and their set of skills is limited to classroom scheduling and instruction. To compete effectively in the e-learning market, these organizations would need to develop a broad range of competencies, including technology development, content creation, Web-hosting and online community management. Companies are seeking outsourced and integrated e-learning solutions as a means of more effectively educating their extended enterprise.

THE  EKNOWLEDGE  GROUP  SOLUTION

We provide interactive video streamed education programs and services that address the supplemental and continuing education to both students and corporate employees. Our online learning courses and services combine powerful Internet delivery technologies, customized content, and interactive video streaming with downloadable text. Because we host our online courses, they can be easily deployed to thousands of participants. We have delivered high quality courses to more than 2000 students and to companies in a number of industries, including high technology, financial services, education and professional services. The advantages of our solutions include:

INNOVATIVE DELIVERY MODEL. We deliver interactive video streamed solutions that offer all of the benefits of live training while overcoming the shortcomings of traditional learning methods. Our programs are Web-based and we host and centrally manage all software and content from our servers. Central hosting and delivery reduces our customers' expenses because they avoid the need to build e-learning delivery systems and staff and manage large teams to design, develop and produce e-learning content. In addition, our centrally hosted system enables us to deploy e-learning solutions rapidly and broadly to course participants who have an Internet connection and standard Web browser.
POWERFUL E-COMMERCE CAPABILITY. Our e-commerce tools enable our customers and strategic resellers to develop revenue-generating businesses around our e-learning solutions. We have entered into revenue sharing agreements with some of these customers and resellers. To date, revenues generated from these arrangements have been insignificant, although we have revenue-sharing projects underway. Using our Web-based tools, our customers can use this e-learning portal to register and bill online the distributors, suppliers and customers in their extended enterprise, providing course participants with a customer-branded learning experience that is delivered and tracked from our centrally-hosted Web servers.

HIGH-QUALITY CONTENT. We offer a full spectrum of courses in the test preparation arena and are in development with programs supporting the curriculum of grades 1 through grade 12 in the United States and additional learning titles at the university and beyond market. Our staff of trained instructional designers identify and contract with people in the industry who are regarded as experts in their fields. We either pay royalties to these content sources or pay them on a per hour basis. In some cases, custom course development content is provided to us by our customers' employees that are most knowledgeable about their specific product or application. Using a Web-based deployment system allows us to continually update content, and avoids the need to ship or recall physical materials such as books or CD-ROMs. This ability to rapidly deploy courses from a central location allows our customers to better ensure that course content remains aligned with business needs, and that courses do not remain in use or circulation if they are outdated or factually incorrect.

WEB-BASED INSTRUCTIONAL DESIGN. Courses designed for our e-learning environment leverage the unique communications and interactive capabilities of the Internet. This Web-based approach results in an engaging and compelling student experience resulting from increased interactivity through the use of Internet technologies such as Java applets within the course material, discussion boards, online labs, simulations, e-mail and chat rooms. These elements allow a student to learn course material by actively participating in the learning experience. This level of personalization represents an improvement over instructor-led curricula that may not offer the equivalent, extended opportunity for interaction.

INTERACTIVE EDUCATION PROCESS. Our courses are interactive, self-paced and can be accessed at any time. The learning experience benefits from quick responses from consultants and direct interaction via e-mail and the Internet. The team of content developers is available to consult and answer questions or issues by phone and email. On average, participants receive responses to their submissions within a few hours. Participants are required to complete exercises and can ask questions or solicit feedback from the tutor.

ROBUST AND SCALABLE TECHNOLOGY FRAMEWORK. Participants have access to our courses at anytime from anywhere using standard Web browser software. Our open, standards-based solution allows participants to access courses online without any proprietary plug-ins or other software. Our technology can easily expand to support our customers as they deploy learning throughout their extended enterprises.

ENTERPRISE TRACKING AND REPORTING TOOLS. We offer Web-based tools that are used by our customers to track and monitor each participant's progress in order to measure course completion and knowledge acquisition. Managers can assess the performance of their employees and correlate this information with business results to evaluate the effectiveness of any course.

STRATEGY

Our objective is to be the leading provider of e-learning solutions. Key elements of our strategy include:

- Enhance our e-learning solutions. We intend to continually add functionality and features to enhance our comprehensive e-learning solutions to meet our customers' evolving needs. For example, we plan to integrate our services more closely with the internal systems of our customers to facilitate our customers' ability to correlate learning data, such as course completion rates and student assessment scores, with organizational and performance metrics. Examples of these performance metrics include sales per employee, customer satisfaction and manager evaluations. We also plan to devote significant resources to expanding the breadth of our course offerings and improving the reporting and tracking features of our solutions.

- Develop long-term strategic relationships with our customers. We believe that e-learning solutions will become increasingly critical to businesses' ability to compete successfully. As an existing provider of e-learning solutions, we become a strategic resource for our customers. We plan to extend our presence within our customers' enterprises by helping our customers understand the value and applicability of our solutions to a broad range of operational initiatives.

- Expand our course offerings. We intend to continually introduce new courses and leverage our existing courses across multiple customers and industries. In many instances, we will modify content developed for existing customers in order to provide similar courses to customers in different industries. This approach allows us to generate additional revenue opportunities while leveraging previous course development efforts.

- Leverage development alliances and joint venture relationships. We plan to grow both our direct and indirect sales channels to better service our existing markets and penetrate new markets such as healthcare, life sciences, consumer products, telecommunications and government.

- Expand our international presence. As the rate of Internet adoption accelerates overseas, we believe that significant international market demand will exist for e-learning solutions, especially in Europe and Asia. To that end, we have begun delivering our e-learning solutions in strategically targeted international locations, using courseware and tutor support in English, French, German and Japanese. We plan to expand our reach into both Europe and Asia by developing direct and indirect sales channels and curriculum support capabilities in these regions.

CUSTOMERS

Our customers can use our e-learning solutions to compress the learning cycle, increase knowledge throughout the extended enterprise, enhance brand equity and customer service and reduce operational costs.

As of June 30, 2000, we have over 2000 registered users. The specific categories for each type of customer are designated according to the desired outcomes of the e-learning courses from which the majority of that customer's revenue is received.

CONTENT  AND  COURSES

We currently offer our customers more than test preparation courses at the university and graduate school level. Each course consists of 30 to 50 hours of video instruction combined with student work, including lessons, quizzes, interactive applets, simulations, and hands-on participant exercises. All of our courses have been designed to take advantage of our e-learning environment and leverage Internet technologies, such as video and audio streaming, e-mail and discussion boards, in order to provide participants with an engaging learning experience and extensive interaction with the content and technology. In addition to pre-developed courses, we develop customized content for our customers. These customized courses incorporate the significant domain knowledge of our clients and can be rapidly redesigned for other customers in the same industry. We typically retain all or some portion of the intellectual rights to our content and can reuse it for other customers. In a few cases, however, we have agreed not to sell that content to third parties.

PRODUCTS  AND  TECHNOLOGY

Our e-learning environment consists of technologies that we have designed and created to function as an integrated solution. By employing standard Internet technologies and a hosted content delivery model, we are able to provide our customers with a high quality, efficient means to educate their extended enterprise.

CONTENT  DELIVERY  SYSTEM

We host the e-learning environments of our customers. By centralizing all infrastructure and hosting requirements, our customers derive the following significant benefits:

-         Customers  do  not  need  to  install  or  manage  any  software;

- Content can be updated and infrastructure technology can be improved continuously without impacting our clients and at a minimal cost to us;

          Customers avoid the need to make significant investments in technology infrastructure such as servers, databases, technical staff or technical support; and

- Participants can access course content at anytime, from anywhere, through the use of a standard modem and browsers.

SYSTEM  ARCHITECTURE

Our e-learning architecture is designed to scale rapidly to provide large student populations with tutor-supported e-learning content. In addition, we have developed our content delivery system using standard Internet technologies such as Java and HTML, facilitating the delivery of our content to our customers' Web browsers. We utilize a single code base to deliver content. As a result, any improvement made in our software for one customer automatically benefits all other customers.

FULL  INTEGRATION  WITH  CORPORATE  INFRASTRUCTURES

Our e-learning solutions can be fully integrated with our customers' corporate information technology systems, including their Web sites and intranets. As a result, course participants do not necessarily realize that they are accessing content hosted from our servers. Our integration layer provides adapters for training management systems. We design our course content to be compatible with our customer's security concerns and bandwidth limitations. As a result, it is highly unusual for participants at our corporate clients to be unable to access our courses.

SCALABLE  ARCHITECTURE

Our system has been designed to scale rapidly and to consistently deliver content to large numbers of participants. We use extensive load testing to measure our system capacity and identify potential bottlenecks. Constant improvements to our system architecture continue to increase system capacity well beyond the current demands.

HIGH-AVAILABILITY  SYSTEMS

Our systems have been designed to maximize availability, with redundancy in the areas in which we believe failures are most likely to occur. We have also implemented redundant network connections to the Internet, a load-balanced redundant web server and a highly redundant storage array to safeguard our information. We are vulnerable to certain types of failures, including catastrophic failure of our hosting site due to natural disasters or other events and simultaneous failure of our primary and redundant systems.

SALES  AND  MARKETING

We sell our e-learning solutions primarily through our own direct sales organization. Our direct sales organization focuses on developing long-term relationships with major corporate customers while our e-commerce Web site sells directly to consumers and individual buyers.

COMPETITION

The e-learning market is evolving quickly and is subject to rapid technological change, shifts in customer demands and evolving learning methodologies. To succeed, we must continue to expand our course offerings, upgrade our technology and distinguish our solution. As competition continues to intensify, we expect the e-learning market to undergo significant price competition. We expect to face increasing price pressures from competitors as our potential customers demand more value for their education budgets.

The e-learning market is highly fragmented with no single competitor accounting for a dominant market share, and competition is intense. In addition to competing with other suppliers of technology-based learning solutions, we also compete with third-party suppliers of instructor-led education and learning and internal education departments.

Our competitors vary in size and in the scope and breadth of the courses and services they offer. Several of our competitors have longer operating histories and significantly greater financial, technical and marketing resources. In addition, larger companies may enter the e-learning market through the acquisition of our competitors. We anticipate that the lack of significant entry barriers to the e-learning market will allow other competitors to enter the market, increasing competition.

INTELLECTUAL  PROPERTY  AND  PROPRIETARY  RIGHTS

Our success depends, in part, on our ability to protect our proprietary rights and technology. We rely on a combination of copyrights, trademarks, service marks, trade secret laws, a pending patent and third-party nondisclosure agreements to protect our proprietary rights. We have registered the trademark eKnowledge Group and we own the domain name eknowledgegroup.com as well as many other domain names currently used in our operations. It is possible, however, that third parties could acquire trademarks or domain names that are substantially similar or conceptually similar to our trademarks or domain names. This could decrease the value of our trademarks or domain names and could hurt our business. The regulation of domain names in the United States and in foreign countries is subject to change. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear.

We obtain the content for many of our courses from our customers and often also receive the right to resell this content to other customers. It is possible that the use of this content may subject us to the intellectual property claims of third parties. Although we generally seek indemnification from our customers extensive damage claims or claims for injunctive relief. In addition, our customers may assert that some of the courses we develop for our general catalog or under contract with other customers may improperly use their proprietary content. Our involvement in any litigation to resolve intellectual property ownership matters would require us to incur substantial costs and divert management's attention and resources. In addition, we cannot predict the effect of a failure to prevail in any litigation of this kind.

EMPLOYEES

As of June 30, 2000, we employed 34 persons. Of these employees, there were 8 in course development, 4 in sales and marketing, 16 in Web delivery and customer support and 6 in general and administration.

Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, but we believe that we maintain good relations with our employees. None of our employees are members of organized labor groups.

RISK  FACTORS

You should consider the risks described below before making an investment decision. We believe that the risks and uncertainties described below are the principal material risks facing our company as of the date of this 10QSB. In the future, we may become subject to additional risks that are not currently known to us. Our business, financial condition or results of operations could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of the following risks.

WE COMMENCED OPERATIONS IN JUNE 1999 AND OUR LIMITED OPERATING HISTORY AND THE NEW AND EMERGING E-LEARNING MARKET MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND FUTURE PROSPECTS.

We commenced operations in June 1999 and have yet to begin to generate significant revenues. We are still in the early stages of our development, which, when combined with the new and emerging market for Web-based delivery of learning programs, or e-learning market, make it difficult to evaluate our business or our prospects. Because of our limited operating history, we have a limited and unproven ability to predict the trends that may emerge in the e-learning market and affect our business. The uncertainty of our future performance, in general, and the uncertainty regarding the acceptance of e-learning, in particular, increases the risk that we will be unable to build a sustainable business and that our stockholder value will decline.

WE HAVE A HISTORY OF LOSSES OUR ACCUMULATED DEFICIT IS $328,988 AT JUNE 30, 2000, WE EXPECT FUTURE LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have experienced losses in each quarter since our inception and expect that our losses will increase in each quarter at least through the end of fiscal 2001. Our accumulated deficit as of June 30, 2000, was $328,988. We expect to continue to incur increasing quarterly losses as we expand our operations and fund our growth. We plan to increase our operating expenses to market, sell and support our e-learning solutions, build infrastructure and hire additional staff. We also plan to invest heavily to develop and acquire new course offerings with new areas of expertise, which will increase operating expenses in absolute dollars. We currently expect our total costs and expenses to be at least $12.0 million in fiscal 2001. As a result, we will need to significantly increase our quarterly revenues to achieve profitability. If we do not generate sufficient revenues or become profitable within a time frame expected by public market analysts or investors, the market price of our common stock will likely decline. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

Our revenue and operating results are volatile and difficult to predict and may be susceptible to declines in future periods. Our quarterly results of operations may fluctuate significantly in the future due to shortfalls in revenues or orders. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. In the event of a revenue or order shortfall or unanticipated expenses in some future quarter or quarters, our operating results may be below the expectations of public market analysts or investors. In such an event, the price of our common stock may decline significantly.

Due to the factors discussed in this risk factors section and elsewhere in this prospectus and because we are engaged in a relatively new and emerging business, revenue and operating results for the foreseeable future are difficult to forecast. Our current and future expense estimates are largely fixed and based, to a significant degree, on our estimates of future revenue. We will likely be unable to, or may elect not to, reduce spending quickly enough to offset any unexpected revenue shortfall. Therefore, any significant shortfall in revenue in relation to our expectations would cause our quarterly results for a particular period to decline.

OUR RECOGNITION OF REVENUE IS DEPENDENT UPON THE ACHIEVEMENT OF VARIOUS MILESTONES, AND OUR INABILITY TO RECOGNIZE REVENUE IN ACCORDANCE WITH OUR EXPECTATIONS WILL HARM OUR OPERATING RESULTS.

In accordance with our revenue recognition policy, our ability to record revenues depends upon several factors. These factors include acceptance by our customers of new courses and the pace of participant registrations in courses once they are completed and made available on our Web site. All of our customer contracts provide that at least a portion of our revenues depend on either course completion or participant registration, or both.

Many of our courses are custom-tailored to the specifications of our customers. As such, course revenues are dependent upon customers providing us with the subject matter expertise to be incorporated into the course as well as our completion of production and customer sign-off. Accordingly, if customers do not provide us with the specific subject matter content in a timely manner, our ability to recognize revenues will be harmed, which would harm our operating results. In addition, if participant registration, which requires the participants to come to our Web site to sign up for the course, does not proceed as expected, our ability to recognize revenues will be delayed, which will also harm our operating results. Participant registration depends in large part on the promotional activities of our customers. If customers fail to take necessary measures to require employee enrollment in courses or if they fail to promote the course effectively to persons outside their organization, our ability to recognize revenues, and therefore our operating results, could be harmed.

OUR FUTURE GROWTH DEPENDS ON SUCCESSFUL HIRING AND RETENTION, INCLUDING HIRING AND RETENTION OF THIRD-PARTY TUTORS, AND WE MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL WE NEED TO SUCCEED.

Our future growth depends on successful hiring and retention, and we may be unable to hire and retain the skilled personnel we need to succeed. The growth of our business and revenues will depend in large part upon our ability to attract and retain sufficient numbers of highly skilled employees, particularly course content developers, Web designers and technical and sales personnel. Qualified personnel are in great demand throughout education and Internet-related industries and we require personnel with both educational course design experience as well as experience in Web design. The number of potential candidates with experience in both these areas is limited. The demand for qualified personnel is particularly acute in the Greater Los Angeles Area market in which we compete for a majority of these personnel due to the large number of Internet companies and the low unemployment rate in the region.

OUR  BUSINESS  WILL  SUFFER  IF  E-LEARNING  IS  NOT  WIDELY  ACCEPTED.

The market for e-learning solutions is new and rapidly evolving. We expect that we will engage in intensive marketing and sales efforts to educate prospective customers about the benefits of our e-learning solutions. There are a number of factors that could impact the acceptance of our e-learning solutions, which are new and largely untested compared to more established educational methods, including:

- Companies that have historically relied on, or invested in, traditional educational methods may be reluctant or slow to adopt Web-based e-learning solutions;

- Many of our potential customers have allocated only a limited portion of their education budgets to e-learning; and

- End users may not use online learning solutions effectively. If the market for e-learning fails to develop or develops more slowly than we expect, we will not achieve our growth and revenue targets and the value of our common stock will likely decline.

THE VARIABILITY AND LENGTH OF OUR SALES CYCLE FOR OUR E-LEARNING SOLUTIONS MAY MAKE OUR OPERATING RESULTS UNPREDICTABLE AND VOLATILE.

The period between our initial contact with a potential customer and the first purchase of our solution by that customer typically ranges from three to nine months, and in some cases has extended for close to two years. Because we rely on large sales for a substantial portion of our revenues, these long sales cycles can have a particularly significant effect on our financial performance in any quarter. Factors that may contribute to the variability and length of our sales cycle include:

- The time required to educate potential customers about the benefits of our e-learning solutions;

- The time it takes our potential customers to assess the value of online solutions compared to more traditional educational solutions;

- The time it takes our potential customers to evaluate competitive online solutions;

-         Our  potential  customers' internal budget and approval processes; and

- The extended periods most large corporations require to make purchasing decisions.

As a result of our lengthy sales cycle, we have only a limited ability to forecast the timing and size of specific sales. This, in turn, makes it more difficult to predict quarterly financial performance.

THE E-LEARNING MARKET IS HIGHLY COMPETITIVE AND WE MAY NOT HAVE ADEQUATE RESOURCES TO COMPETE EFFECTIVELY, ACQUIRE AND RETAIN CUSTOMERS AND ATTAIN FUTURE GROWTH.

The e-learning market is evolving quickly and is subject to rapid technological change, shifts in customer demands and evolving learning methodologies. The recent shift in customer demand from CD-ROM delivered training to the use of the Internet for providing interactive courses is one example of a technological change that has affected the e-learning market. Future evolutions may include such technology innovations as increased bandwidth connections to the home, the adoption of a standard for receiving voice or video transmissions over the Internet, and development of new online learning methodologies that achieve better knowledge results for adult learners. Our failure to adapt to changes in our industry could cause us to lose existing customers or fail to gain new customers. Although the e-learning market is highly fragmented with no single competitor accounting for a dominant market share, competition is intense. We compete primarily with:

-         Third-party  suppliers  of  instructor-led  education  and  learning;

-         Internal  education  departments;  and

-         Other  suppliers  of  technology-based  learning  solutions.

Due to the high market fragmentation, we do not often compete head-to-head with any particular company. On occasion, our customers may evaluate our end-to-end solution by comparison with point solutions offered by other e-learning companies. These companies may include click2learn.com, Inc., NETg (a unit of

Harcourt), SmartForce Corporation and SmartPlanet (a division of Ziff-Davis, Inc.).

We may not provide solutions that compare favorably with traditional or new instructor-led techniques or other technology-based learning methodologies. Our competitors vary in size and in the scope and breadth of the courses and services they offer. Several of our competitors have longer operating histories and significantly greater financial, technical and marketing resources. In addition, larger companies may enter the e-learning market through the acquisition of our competitors. We anticipate that the lack of significant entry barriers to the e-learning market will allow other competitors to enter the market, increasing competition.

To succeed, we must continue to expand our course offerings, upgrade our technology and distinguish our solution. We may not be able to do so successfully. Any failure by us to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in course development or implementation, could impact our ability to capture market share. As competition continues to intensify, we expect the e-learning market to undergo significant price competition. We also expect to face increasing price pressures from customers, as they demand more value for their learning related expenditures. Increased competition or our inability to compete successfully against current and future competitors could result in reduced operating margins, as well as loss of market share and reduction in brand recognition.

WE MUST DELIVER COURSES THAT MEET THE NEEDS OF OUR CUSTOMERS OR OUR BUSINESS WILL NOT SUFFER.

To be competitive, we must develop and introduce on a timely basis new course offerings, which meet the needs of companies seeking to use our e-learning solutions. Furthermore, the quality of our learning solutions depends in large part on our ability to frequently update our courses and develop new content as the underlying subject matter changes. We create courses both by using subject matter expertise provided by our customers, which we then incorporate into an educational course format, and through material obtained from third-party content developers. The quality of our courses depends on our receiving content and cooperation from the following sources:

          Customers, who provide us with specific subject matter expertise for incorporation into many of our courses; and

          Third-party content developers, who provide us with much of the content for our catalog courses.

If we do not receive materials from the above sources in a timely manner, we may not be able to develop or deliver specialized courses for our customers in the time frame they are expecting. Even if we do receive necessary materials from third parties, if our employees and consultants, upon whom we rely for instructional and Web design expertise, fail to complete their work in a timely manner, we will be unable to meet customer expectations. In the past, we have experienced delays in obtaining access to our customers' expertise. Any prolonged delays, even when caused by our customers, can damage our reputation and lead to a failure to satisfy a customer's demands.

OUR PLANS TO EXPAND THE SCOPE OF OUR COURSES TO FIELDS OTHER THAN TEST PREPARATION MAY DEPEND ON OUR ABILITY TO ATTRACT EXPERTS OR SPECIALISTS, AND IF WE ARE UNABLE TO ATTRACT THE NECESSARY EXPERTISE, WE WILL NOT BE ABLE TO ENTER NEW FIELDS.

Our strategy involves broadening the fields presently covered by our courses. In particular, to date we have been primarily focused on courses in the test preparation area, and we are currently planning to develop and introduce new course offerings in corporate and professional training and other fields. These new course offerings may encompass areas in which we have little or no experience or expertise. Therefore, our ability to expand our courses into these areas may require us to locate and evaluate third-party experts or specialists who would develop or assist us in developing the course content. If we are unable to locate and evaluate these experts, we may fail to develop the courses our customers demand or be unable to pursue new market opportunities. Any failure of ours to expand our course offerings to new fields could constrain our revenue growth and harm our future prospects.

TO REMAIN COMPETITIVE, WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN OUR INDUSTRY.

The e-learning market is characterized by rapidly changing technologies, frequent new service introductions, short development cycles and evolving standards. We must adapt to rapidly changing technologies by maintaining and improving the performance features and reliability of our courses. We may experience technical difficulties that could delay or prevent the successful development, introduction or marketing of new courses and related services. For instance, adding capabilities to deliver video over the Internet to our courses may be desired by some customers and may nevertheless pose a serious technical challenge and could have a negative impact on our ability to develop and deliver courses on a profitable basis. In addition, any new enhancements to our courses must meet the requirements of our current and prospective customers and participants. We could incur substantial costs to modify our services or infrastructure to adapt to rapid technological change.

WE ARE GROWING RAPIDLY AND IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, WE MAY NOT BE ABLE TO TAKE ADVANTAGE OF MARKET OPPORTUNITIES, WHICH WOULD SEVERELY IMPACT OUR ABILITY TO COMPETE.

Our recent rapid growth has placed, and future anticipated growth is likely to continue to place, a considerable strain on our managerial resources. We plan to continue to expand our sales and marketing, administration, content and technology development and tutoring organizations. In order to manage this growth effectively, we will need to improve our financial and managerial controls, our reporting systems and procedures. In addition, we will need to expand, train and manage our work force, which we anticipate will expand significantly. If we fail to manage our growth effectively, we will not be able to capitalize on attractive business opportunities and may fail to adequately support our existing customer base.

IF WE DO NOT DEVELOP OUR INDIRECT SALES CHANNELS, WE WILL BE LESS LIKELY TO INCREASE OUR REVENUES.

If we do not develop our indirect sales channels, we will be less likely to increase our revenues. To date, more than 90% of our sales have been made through direct sales efforts. We believe that we will need to diversify our sales efforts if we are to be successful. If we do not develop indirect sales channels, we may miss sales opportunities that might be available through these other channels. For example, domestic and international resellers may be able to reach new customers more quickly or more effectively than our direct sales force. We are currently investing in personnel and marketing activities to develop indirect sales channels including instructor-led training companies that are seeking to provide an e-learning product offering, e-commerce Web sites that sell Web-based learning, and other market participants such as software producers and systems integrators who provide learning as an additional service to their clients. Although we are currently investing to develop these indirect sales channels, we may not succeed in establishing a channel that can effectively market our e-learning solutions on a profitable basis. In addition, our direct sales force may compete with these resellers, and we may not be able to manage conflicts across our direct and indirect sales channels. Our focus on increasing sales through our indirect channel may divert management resources and attention from direct sales. Conflicts across sales channels could cause us to encounter pricing pressures and lose revenue opportunities, which could harm our business and cause our operating results to decline.

IN ORDER TO ADDRESS THE EXPECTED GROWTH IN OUR BUSINESS WE MUST CONTINUE TO IMPROVE THE CAPACITY OF OUR COMPUTER NETWORK; ANY FAILURE OF OUR NETWORK WOULD DIRECTLY IMPACT OUR ABILITY TO DELIVER COURSES AND WOULD LIKELY LEAD TO SIGNIFICANT LOSSES AND CUSTOMER DISSATISFACTION.

In order to address the expected growth in our business we must continue to improve the capacity of our computer network. The continuing and uninterrupted performance of our internal computer network and Internet course servers is critical to our success. Any system failure that causes interruptions or delays in our ability to make our courses accessible to customers could reduce customer satisfaction and, if sustained or repeated, could reduce the attractiveness of our courses and services and result in significant revenue losses. We are particularly vulnerable to network failures during periods of rapid growth when our roster of courses and participants can outpace our network capacity. The continued viability of our business requires us to support multiple participants concurrently and deliver fast response times with minimal network delays. We are continuing to add system capacity, but we may not be able to adequately address network capacity, especially during periods of rapid growth. Any failure to meet these capacity requirements could lead to additional expenditures, lost business opportunities and damage to our reputation and competitive position.

ANY FAILURE OF, OR CAPACITY CONSTRAINTS IN, THE SYSTEMS OF THIRD PARTIES ON WHICH WE RELY COULD ADVERSELY AFFECT OUR BUSINESS.

Our communications hardware and some of our other computer hardware operations are located at the facilities of Oasis, Inc. in Los Angeles, California. Unexpected events such as natural disasters, power losses and vandalism could damage our systems. Telecommunications failures, computer viruses, electronic break-ins, earthquakes, fires, floods, other natural disasters or other similar disruptive problems could adversely affect the operation of our systems. Despite precautions we have taken, unanticipated problems affecting our systems in the future could cause interruptions or delays in the delivery of our courses. The failure of our telecommunications provider or Oasis, which together provide us with our Internet connection, to provide sufficient and timely data communications capacity and network infrastructure could cause service interruptions or slower response times, and reduce customer demand for our courses and services. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could be required to make capital expenditures in the event of damage. We do not currently have fully redundant systems or a formal disaster recovery plan.

Our Web site must accommodate a high volume of traffic and deliver courses and other information in a timely manner. Our Web site has experienced in the past, and may experience in the future, slow response times for a variety of reasons. We periodically experience unscheduled system downtime, which results in our Web site being inaccessible to participants. If we experience extended downtime in the future, customers and our course participants could lose confidence in our services.

WE CURRENTLY INTEND TO EXPAND INTERNATIONALLY AND, AS A RESULT, WE COULD BECOME SUBJECT TO NEW RISKS.

Our strategy includes international expansion of our business. To date, however, we have not received revenues from customers outside of the United States. Our current plans include possible expansion into the Germany and Switzerland during fiscal 2000. In Germany and Switzerland, we could be affected by political and monetary changes, including European unification and introduction of the Euro. This international expansion will require significant management attention and financial resources and could harm our financial performance by increasing our costs. We have limited experience in marketing, selling and distributing courses internationally. We currently have one employees located outside of the United States. We could become subject to additional risks as we expand internationally, including:

     -    Difficulties  in  staffing  and  managing  international  operations;

     - Our inability to develop content localized for international jurisdictions;

          Protectionist laws and business practices that favor local competition;

     -    Multiple,  conflicting and changing governmental laws and regulations;

     -    Slower  adoption  of  e-learning  solutions;

     -    Different  learning  styles;

     -    Longer  sales  and  payment  cycles;

     -    Greater  difficulties  in  collecting  accounts  receivable;

     -    Fluctuations  in  currency  exchange  rates;

     -    Political  and  economic  instability;

     -    Potentially  adverse  tax  consequences;

    - Little or no protection of our intellectual property rights in some foreign countries, particularly less developed countries; and

          Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries.

If we encounter these factors in connection with our planned expansions in the Germany and Switzerland, our revenues could fall below expectations, which would harm our business and operating results. In this event, our stock price could decline.

OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS AND OUR INTERNET DOMAIN NAME COULD LEAD TO UNAUTHORIZED USE OF OUR COURSES OR
RESTRICT  OUR  ABILITY  TO  MARKET  OUR  COURSES.

Our success depends, in part, on our ability to protect our proprietary rights and technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and employee and third-party nondisclosure agreements to protect our proprietary rights. Despite our efforts to protect these rights, unauthorized parties may attempt to duplicate or copy our courses or our delivery technology or obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. As a consequence, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our courses and services are made available.

We own the domain name eknowledgegroup.com. It is possible, however, that third parties could acquire trademarks or domain names that are substantially similar or conceptually similar to our trademarks or domain names. This could decrease the value of our trademarks or domain names and could hurt our business. The regulation of domain names in the United States and in foreign countries is subject to change. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. As a result, we may not acquire or maintain exclusive rights to our domain names in the United States or in other countries in which we conduct business.

We may from time to time encounter disputes over rights and obligations concerning intellectual property. We obtain the content for many of our courses from our customers and it is possible that the use of this content may subject us to the intellectual property claims of third parties. Although we generally seek indemnification from our customers to protect us from these types of claims, we may not be fully protected from extensive damage claims or claims for injunctive relief. In addition, our customers may assert that some of the courses we develop for our general catalog or under contract with other customers may improperly use their proprietary content. Our involvement in any litigation to resolve intellectual property ownership matters would require us to incur substantial costs and divert management's attention and resources. In addition, we cannot predict the effect of a failure to prevail in any litigation of this kind.

PROVISIONS OF OUR CHARTER DOCUMENTS AND NEVADA LAW MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT A CHANGE IN OUR CONTROL, EVEN IF THIS WOULD BE BENEFICIAL TO STOCKHOLDERS.

Provisions of our amended and restated certificate of incorporation, bylaws and Nevada law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

    - A classified board of directors, in which our board is divided into three classes with three-year terms with only one class elected at each annual meeting of stockholders, which means that a holder of a majority of our common stock will need two annual meetings of stockholders to gain control of the board;

    - A provision which prohibits our stockholders from acting by written consent without a meeting;

    - A provision which permits only the board of directors, the president or the chairman to call special meetings of stockholders; and

    - A provision that requires advance notice of items of business to be brought before stockholders meetings. In addition, amending any of the above provisions will require the vote of the holders of 66 2/3% of our outstanding common stock.

DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES HOLD A SUBSTANTIAL AMOUNT OF OUR STOCK AND ARE ABLE TO CONTROL MATTERS REQUIRING STOCKHOLDER APPROVAL.

Our directors, executive officers and their affiliated entities own approximately 77.5% of our outstanding capital stock. As a result, these stockholders, acting together, are able to control all matters requiring approval by the stockholders, including the election of all directors and approval of significant corporate transactions.



                           PART II: OTHER INFORMATION


                           ITEM 1.  LEGAL PROCEEDINGS

                                      None

                          ITEM 2.  CHANGE IN SECURITIES

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On April 17, 2000, our shareholders approved a Plan of Reorganization by which we acquired 100% of eKnowledge Group, Inc. (a private Nevada state corporation engaged in providing supplemental, distance learning over the internet), as a wholly-owned subsidiary, for the issuance of 15,155,556 new investment shares of common stock; and we changed our corporate name to eKnowledge Group, Inc.

     The terms and conditions of the acquisition are that Richmond Services, Inc. issued 15,155,556 shares (post reverse split) of the common stock of the Company. These shares are not registered under the Securities Act of 1933, and may not be resold unless the shares are registered under the Act or an exemption from such registration is available. They are Restricted Securities subject to the holding periods of Rule 144. These shares were issued to the shareholders of eKnowledge Group, Inc. As a part of the proposed reorganization and acquisition, the representatives of eKnowledge Group, Inc. with our cooperation will attempt to consummate a private placement offering on behalf of the to-be-reorganized Company, of up to 500,000 new investment shares of our common stock on a post-reverse stock split basis, by which approximately $500,000 in funding will be obtained.

     Also elected were five Directors to serve until the next meeting of shareholders: Gary S. Saunders, Scott Hildebrandt, Chris DeSantis, Mark S. Zouvas and Wayne Saunders as Directors of the Company. The business experience and biographies of all the proposed Directors are as follows:

     GARY S. SAUNDERS is the President and Chief Executive Officer of eKnowledge. Prior to starting eKnowledge, Mr. Saunders was the President of Longacre/White Patent Education ( LWPE ), a company that offers Patent Bar Review courses. He is widely credited with taking LWPE to the number one market share position in less than a year in the face of stiff competition, a mature market, and a company undergoing a name change. Mr. Saunders has produced an Online Bar Exam Review Program for Practicing Law Institute, the Nation s leading Continuing Legal Education provider. Mr. Saunders was also the Director of Operations for the Western United States for West Publishing s West Bar
Review, Vice President of Bar Review Operations for American Professional Testing Services, Inc., the parent company of Barpassers bar review, and on the management team that oversaw the Sum & Substance product line, a line of supplemental study aids for law students. Prior to APTS, Mr. Saunders was the Director of GRE/GMAT/LSAT/MCAT Operations for the Western United States for Bar/bri s Professional Testing Centers, then a market leader in the field. A leading expert in both test preparation and sales and marketing to the student market, Mr. Saunders has participated in the start up of two other companies. He is a member of the State Bar of California, a graduate of Brigham Young University and University of San Diego School of Law, and is one of the principal lecturers in eKnowledge s initial Home LSAT program as well as the eTestprep.com SAT program.

     SCOTT HILDEBRANDT is the author and a principal lecturer in the Home LSAT program and a coauthor and lecturer in the eTestprep SAT program. Mr. Hildebrandt is the Senior Vice President of Academics for eKnowledge as well as a partner in the Silicon Valley law firm of Hildebrandt and Welker. Mr. Hildebrandt formerly created the curriculum for a San Francisco test preparation company, Columbia Review Course. When he taught for Bar/bri s Professional

Testing Centers he was the Western United States top rated lecturer. Mr. Hildebrandt is also the author of a line of study aids for law students. Mr.
Hildebrandt is a member of the State Bar of California, a graduate of Brigham Young University and its J. Reuben Clark Law School.

     CHRIS DESANTIS is currently the Director of the Online Bar Review Program at Practicing Law Institute. PLI, a non-profit organization founded in 1933, is the nation s premier provider of continuing legal education programs. Prior to PLI Mr. DeSantis was with The Washington Post s Kaplan Division working in both the Test Preparation and Online Law School areas. As Director of Kaplan CPA Review, Mr. DeSantis introduced the concept of Online Test Preparation for those taking the CPA examination. He was on the management team that designed and implemented the first Online Law School, Concord. Prior to Kaplan, Mr. DeSantis was a Director for West Bar Review. A graduate of Swarthmore College and California Western University School of Law, Mr. DeSantis is licensed to practice law in California, New Jersey, New York, and Pennsylvania.

     MARK ZOUVAS was previously our Sole Officer & Director. He was elected August 12, 1999 and is nominated for re-election. Mr. Zouvas is 37 years old. He was appointed to the Board of Directors of the Company on October 5, 1999. He serves as the Company s Chief Financial Officer, a position he has held since September, 1997. From September 1993 to September, 1997, Mr. Zouvas worked for Vantage Capital Management Company in Chicago, Illinois. Mr. Zouvas has a BA from the University of California at Berkeley (Accounting and Real Estate). As a staff auditor with Price Waterhouse, he performed services for clients in the banking and real estate industries. Mr. Zouvas has been involved in several venture capital transactions over the past five years. He is a Licensed Real Estate Broker and an Accountant in California. Mr. Zouvas is currently a principal in Delphi Consulting Group that specializes in taking companies public through reverse-merger acquisitions. Mr. Zouvas is also the Chief Financial Officer of Power Exploration, Inc., a publicly traded oil exploration firm located in Fort Worth, Texas.

     WAYNE SAUNDERS began his career in Consumer and Commercial Finance, rising to the level of President of Universal Finance. From Finance Saunders went to Manufacturing in the Plumbing and Air Conditioning Industries leading Wright
Manufacturing to the market share leader position. Saunders has successfully started many businesses including, Life Insurance, Manufacturing, Equipment Rental, Commodities Investment, Oil Development, and Real Estate Development companies. Saunders is credited with starting TuneMatic, the quick auto tune up with a 6 month or 6,000 mile guarantee that he originated and sold to Andy Granatelli. Tune-up Masters continues to lead the tune up industry. Saunders is a graduate of St. Mary s with a BA in Business Administration.

                           ITEM 5.  OTHER INFORMATION

     (A)  SECURITY  OWNERSHIP  OF  MANAGEMENT  AND  5%  OWNERS.
                                     TABLE A
                 OFFICERS AND DIRECTORS AND OWNERS OF 5% OR MORE



                                         Share             %
------------------------------------------------------------
 Name and Address of Beneficial Owner .  Ownership
Gary S. Saunders. . . . . . . . . . . .  12,107,696    61.91
527 Redwing Circle
Corona CA 92882
------------------------------------------------------------
Scott Hildebrandt . . . . . . . . . . .   1,000,000     5.11
1520 West Sixth Street, Suite 101
Corona, CA  92880
------------------------------------------------------------


------------------------------------------------------------
Chris DeSantis. . . . . . . . . . . . .     200,000     1.02
1520 West Sixth Street, Suite 101
Corona, CA  92880
------------------------------------------------------------
Mark S. Zouvas. . . . . . . . . . . . .           0     0.00
1520 West Sixth Street, Suite 101
Corona, CA  92880
------------------------------------------------------------
Wayne Saunders. . . . . . . . . . . . .      50,000     0.26
1520 West Sixth Street, Suite 101
Corona, CA  92880
------------------------------------------------------------
All Officers and Directors as a Group .  13,357,696    68.31
------------------------------------------------------------
Total Shares Issued and Outstanding (1)  19,555,556   100.00
------------------------------------------------------------


(1) This is the total issued and outstanding. It is not the total of the previous columns. Ownership of shares may be attributed to more than one person. The total of the items shown therefore may be more or less than this total of all shares issued and outstanding.

     (B) NEW AUDITOR. We have engaged a new Independent Auditor, prospectively, to review and comment on its next Annual Report, and to assist management in preparing other current reports. There has been no dispute of any kind or sort with any auditor on any subject. The new and prospective Auditing firm is Merdiner, Fruchter, Rosen & Corso, 888 7th Avenue, New York, NY 10106, 212-757-8400. The decision to change accountants was recommended or approved by our new Board of Directors, following the change of control of this Reporting Corporation. The former accountant, Todd Chisholm, and Crouch, Bierwolf & Chisholm, neither resigned or declined to stand for election. The former accountant's report on the financial statements for either of the past two years contained no adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and later interim period through the termination of the client-auditor relationship, there were no disagreements of the type described under Item 304(a)(1)(iv)(A) of Regulation S-B.


                           ITEM 6. REPORTS ON FORM 8-K

     A Form 8-K was filed on April 17, 2000 to report the shareholder action reported in Item 4 above.
                                    EXHIBITS

Exhibit                                      FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
00QF-2 Un-Audited Financial Statements for the three months and six months ended June 30, 2000
--------------------------------------------------------------------------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  August  14,  2000


                             EKNOWLEDGE GROUP, INC.
                    formerly known as Richmond Services, Inc.
                                       by




/s/Gary S. Saunders       /s/Scott Hildebrandt    /s/Chris DeSantis
  Gary  S.  Saunders      Scott  Hildebrandt      Chris  DeSantis



/s/Mark S Souvas       /s/Waybe Saunders
 Mark  S.  Zouvas      Wayne  Saunders

--------------------------------------------------------------------------------
                                 EXHIBIT 00QF-2

                         UN-AUDITED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

                             EKNOWLEDGE GROUP, INC.
                                  Balance Sheet
                   For the fiscal year ended December 31, 1999
                And for the periods ended June 30, 1999 and 2000

                                             (unaudited)     (unaudited)      (audited)
                                            June 30, 2000   June 30, 1999   Dec. 31, 1999
-----------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                      358,036          3,571               36
Accounts Receivable                             30,084            0               0
Inventory                                       10,708          6,765           14,221
Prepaid Expenses                                18,191            0               0
TOTAL CURRENT ASSETS                           417,019          10,336          14,257
                                            --------------  --------------  --------------
PROPERTY AND EQUIPMENT
Furniture and Equipment                         27,853          2,057            2,057
Less: Accumulated Depreciation                 (1,907)            (59)            (411)
PROPERTY AND EQUIPMENT, NET                     25,947          1,998            1,646
                                            --------------  --------------  --------------
OTHER ASSETS
Deposits - Rent                                 10,606            0               0
Intangible Assets, net                          15,146          15,146          15,988
TOTAL OTHER ASSETS                              25,752          15,146          15,988
                                            --------------  --------------  --------------
TOTAL ASSETS                                   468,717          27,480          31,891

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts Payable                                3,611             0             12,022
Deposits Payable                                1,000           2,400            2,400
Income Tax Payable                                0               800              800
TOTAL CURRENT LIABILITIES                       4,611           3,200           15,222
                                            --------------  --------------  --------------
LONG-TERM LIABILITIES
Note Payable                                    7,500             0              9,500
TOTAL LONG-TERM LIABILITIES                     7,500             0              9,500
                                            --------------  --------------  --------------
TOTAL LIABILITIES                               12,111          3,200           24,722
                                            --------------  --------------  --------------
STOCKHOLDER'S EQUITY
Common Stock                                    19,556         25,000           25,000
Additional Paid-in Capital                   1,409,996          1,618            1,618
Unearned Compensation                         (643,958)        (2,338)            0
Accumulated Deficit                           (328,988)           0            (19,449)
TOTAL STOCKHOLDER'S EQUITY                     456,606         24,280            7,169
                                            --------------  --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     468,717         27,480           31,891

                             EKNOWLEDGE GROUP, INC.
                             Statement of Operations
                   For the fiscal year ended December 31, 1999
                And for the periods ended June 30, 1999 and 2000

                                         (unaudited)        (unaudited)
                                       Six Months Ended    Quarter Ended
                                        June 30, 2000      June 30, 1999    June 30, 2000    June 30, 1999
                                                                                            ---------------
REVENUES
Sales                                      $38,142              $0             $32,202            $ 0
Sales Returns and Allowances                (1,773)              0              (1,773)             0
Other Income                                19,293               0              19,293              0
Interest Income                              3,769               0               3,769              0
Total Revenues                              59,431               0              53,491              0
                                      ------------------  ---------------  ---------------  ---------------
COST OF SALES                               76,294               0              76,294              0
GROSS PROFIT                               (16,863)              0             (22,803)             0
                                      ------------------  ---------------  ---------------  ---------------

GENERAL AND ADMINISTRATIVE EXPENSES
Wages Expense                              201,321             1,026           174,611             1,026
Rent                                         9,358               0               7,058              0
Small Equipment                              8,541               0               8,541              0
Legal and Professional Expense               4,300               0               4,300              0
Travel and Entertainment Expense            33,107               0              23,107              0
Investor Relations                          12,503               0               7,003              0
Shipping Expense                             2,916               0               2,794              0
Printing Expense                             6,180               0               5,855              0
Advertising Expense                          1,596               0               1,596              0
Depreciation & Amortization                  2,338                59             2,161                59
Other Expense                               10,516               453             8,016               453
TOTAL GENERAL AND ADMINISTRATIVE           355,711             1,538           245,042             1,538
                                      ------------------  ---------------  ---------------  ------------
Net Operating Income before taxes         (309,539)           (1,538)         (267,845)           (1,538)
                                      ------------------  ---------------  ---------------  ------------
Provisions for Income taxes                   0                  0                0                0
Net Income (Loss)                         $(309,539)         $(1,538)        $(267,845)          $(1,538)
                                      ------------------  ---------------  ---------------  ------------

Weighted Average Common Shares           19,555,556        1,000,000        19,555,556         1,000,000

Loss Per Share                             $(0.0158)        $(0.0015)         $(0.0137)         $(0.0015)

                             EKNOWLEDGE GROUP, INC.
                             Statement of Cash Flows
                  For the periods ended June 30, 1999 and 2000

                                                (unaudited)      (unaudited)
                                            June 30, 2000    June 30, 1999
----------------------------------------------------------------------------
CASH FLOWS FROM OPERATION ACTIVITIES
Net loss . . . . . . . . . . . . . . . . .  $     (309,539)  $       (1,538)
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and Amortization. . . . . . .           2,338               59
Stock Compensation . . . . . . . . . . . .          58,542                0
Consulting Paid in Stock . . . . . . . . .          10,000                0
Accounts Receivable. . . . . . . . . . . .         (30,084)               0
Inventory. . . . . . . . . . . . . . . . .           3,513                0
Prepaid Expenses . . . . . . . . . . . . .         (18,191)               0
Deposits - Rent. . . . . . . . . . . . . .         (10,606)               0
Accounts Payable . . . . . . . . . . . . .          (8,411)               0
Deposits Payable . . . . . . . . . . . . .          (1,400)               0
Income Tax Payable . . . . . . . . . . . .            (800)               0
Total Adjustments. . . . . . . . . . . . .           4,901               59
                                            ---------------  ---------------
NET CASH USED IN OPERATIONS. . . . . . . .        (304,638)          (1,479)
                                            ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Furniture and Equipment. . . . . . . . . .         (25,796)               0
Cash acquired through acquisition. . . . .         500,000                0
NET CASH PROVIDED BY INVESTING . . . . . .         474,204                0
                                            ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable. . . . . . . . . . . . . . .          (2,000)               0
Additional Paid-in Capital . . . . . . . .         190,434                0
NET CASH PROVIDED BY FINANCING ACTIVITIES.         188,434                0
----------------------------------------------------------------------------
NET INCREASE IN CASH . . . . . . . . . . .         358,000           (1,479)
----------------------------------------------------------------------------
CASH BALANCE AT BEGINNING OF PERIOD. . . .              36            3,571
============================================================================
CASH BALANCE AT END OF PERIOD. . . . . . .  $      358,036   $        2,092

                             EKNOWLEDGE GROUP, INC.
                       Statement of Stockholder's  Equity
          For the Period from Inception (June 1, 1999) to June 30, 2000

                                                                                                             ADDITIONAL
                                                           COMMON STOCK        PAID-IN       UNEARNED        ACCUMULATED
DESCRIPTION                                             SHARES      AMOUNT     CAPITAL     COMPENSATION       DEFICIT
------------------------------------------------------------------------------------------------------------------------
BALANCE, 6/1/99 (INCEPTION)                                   0          $0            $0             $0           $0
Issuance of common stock, 6/1/99                      1,000,000       1,000        25,618              0            0
Net (loss) at 12/31/99                                        0           0             0              0       (19,449)
Stock Split, 3/31/00                                 14,155,556      14,156       (14,156)             0            0
Acquisition of public shell corporation, 4/17/00      4,400,000       4,400       495,600              0            0
Shares transferred by shareholder for services                0           0       190,434              0            0
Shares transferred by shareholder for compensation            0           0       702,500      (643,958)             0
Shares transferred by shareholder for consulting              0           0        10,000              0            0
Net (loss) for period ended 6/30/00                           0           0             0              0    (309,539)
----------------------------------------------------------------------------------------------------------------------
BALANCE, 6/30/00                                      1,000,000    $19,556   $1,409,996     $(643,958)      $(328,988)


                             EKNOWLEDGE GROUP, INC.
                       Statement of Stockholder's  Equity
          For the Period from Inception (June 1, 1999) to June 30, 2000
                                (continued)
                                              TOTAL STOCKHOLDERS'
DESCRIPTION                                           EQUITY
-------------------------------------------------------------
BALANCE, 6/1/99 (INCEPTION)                               $0
Issuance of common stock, 6/1/99                      26,618
Net (loss) at 12/31/99                                (19,449)
Stock Split, 3/31/00                                       0
Acquisition of public shell corporation, 4/17/00     500,000
Shares transferred by shareholder for services       190,434
Shares transferred by shareholder for compensation    58,542
Shares transferred by shareholder for consulting      10,000
Net (loss) for period ended 6/30/00                  (309,539)

BALANCE, 6/30/00                                    $456,606

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

UNAUDITED FINANCIAL INFORMATION. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of June 30, 2000 and the results of its operations and cash flows for the six months ended June 30, 2000. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK. The Company places its cash in what is believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and notes payable approximates fair value due to the relatively short maturity of these instruments.

INVENTORY. Inventory at June 30, 2000, consists of brochures, posters, banners, t-shirts, handouts, audiotapes, and other related materials that are provided to customers who purchase the products. Inventory is valued at the lower of cost or market. Cost is determined using first-in-first-out (FIFO) method.

INTANGIBLE ASSETS. The Company s intangible assets include all intellectual property including course names, mailing lists, contacts and licenses for Home Education, Home LSAT, the World Wide Web address of Home-LSAT.com, eCorpEd.com, eAfterSchool.com, eTestPrep.com, eLifeEd.com, eClassicNotes.com, eCollegeNotes.com. A license from the Law School Admissions Council, Inc. has been obtained for the use of prior testing questions. Management estimates the useful life of these assets to be approximately 10 years. Amortization expense for the period ended June 30, 2000, was $842.

MANAGEMENT ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE AND EXPENSE RECOGNITION. Revenues are recognized from the sale of course publications as products are shipped. Other revenues are recognized as earned. Cost of sales includes the cost of production and development of related course materials. Such costs include professional consultation, printing, copying, and related promotional materials and costs.

PROPERTY  AND  EQUIPMENT.  Property  and  equipment  are  recorded  at  cost.
Depreciation and amortization expense for the year is calculated by the straight-line method over their estimated useful lives.

ADVERTISING.  The  Company  expenses  advertising  costs  as  they are incurred.
Advertising  expenses  for  the  six  months  ending June 30, 2000, were $1,596.

LONG-LIVED ASSETS. Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

COMPREHENSIVE INCOME. SFAS No. 130, Reporting Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2000 and 1999, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying consolidated financial statements.

INCOME TAXES. Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, Accounting for Income Taxes . Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

EARNINGS PER SHARE. The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share , which requires presentation of basic earnings per share ( BEPS ) and diluted earnings per share ( DEPS ). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding during the period. DEPS gives effect to all dilutive potential common shares during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2000, the Company has no securities that would affect loss per share if they were to be dilutive.


CORPORATE REORGANIZATION AND MERGER. On April 17, 2000 Richmond, a public shell,
-----------------------------------
and the Company executed an Acquisition Agreement (the Agreement ) that provided that Richmond would acquire all of the issued and outstanding common stock of the Company. In connection with the transaction, the shareholders of the Company received 15,155,556 shares of Richmond common stock for its 15,155,556 shares, which represents 100% of the Company. As a result of this transaction the former shareholders of the Company acquired or exercised control over a majority of the shares of Richmond. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of the Company and, therefore, these financial statements represent a continuation of the accounting acquirer, the Company, not Richmond, the legal acquirer. In accounting for this transaction:

i) The Company is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values.

ii) Control of the net assets and business of Richmond was acquired effective April 17, 2000 (the Effective Date ). This transaction has been accounted for as a purchase of the assets and liabilities of Richmond by the Company. At the effective date Richmond had some liabilities in the form of accounts payable. These were paid prior to the effective date under the terms of the transaction agreement.

iii) The consolidated statements of operations and cash flows include the Company s results of operations and cash flows from June 1, 1999 (date of inception) and Richmond s results of operations from the Effective Date.


CONVERTIBLE PROMISSORY NOTES. The Company entered into a convertible promissory note agreement with an individual for $20,000 for consulting services. The note bears interest at 5 percent per annum. Principle and any accrued interest shall be due and payable upon the closing of a subsequent equity financing undertaken for the purpose of raising proceeds, or October 12, 2001, if no subsequent financing takes place. The provisions for conversion are available upon the closing of a subsequent financing prior to October 12, 2001, and provide that the holder may choose to have the balance due of this note plus all accrued and unpaid interest thereon automatically converted into shares of the Company s stock at a price of $1.50 per share. As of December 31, 1999, the Company had incurred expenses on the contract in the amount of $10,000 and paid $500. During the six months ending June 30, 2000, the Company paid $2,000 towards the note. Additionally, during the same period, the Company incurred expenses for the contract balance of $10,000. On March 31, 2000, the holder of the note accepted 6,667 shares of common stock as payment of the additional $10,000. These shares were transferred by the majority shareholder of the Company.

INCOME  TAXES.  The provision for income taxes for the six months ended June 30,
-------------
2000,  consist  of  the  following:

     Current
          Federal                              $       0
          State                                      800
                                               ---------
               Total  Current                        800
                                               =========

     Deferred  Income  Taxes                      91,952
          Valuation  Allowance                  (91,952)
                                              ----------
               Total  Deferred                         0
                                                --------
            Provision  for  Income  Taxes     $      800
                                              ==========


The income tax provision differs from the expense that would result from applying federal statutory rates to income before taxes due to the valuation allowance described below. Provision for deferred income taxes of $91,952 have been made for temporary differences existing in recognition of a net operating loss being carried forward for tax and financial statement purposes. The Company has established a valuation allowance for the deferred tax asset related to the net operating loss carryforward of $91,952 due to the start-up nature of the Company. The Company has total net loss carry-forwards of approximately $270,447 through the six months ending June 30, 2000. The net operating losses expire as follows:



                              Amount          Expiration  Year
                              ------          ----------------
                              $250,998              2020
                                19,449              2019
                            ----------
              Total          $270,447
                             ========


SHAREHOLDER EQUITY. On April 17, 2000 Richmond issued 15,155,556 shares of stock for all the stock - 15,155,556 shares - of the Company. Before the transaction, there were 4,400,000 shares of Richmond outstanding. After the transaction the ownership of Richmond is as follows:

                                           Shares               Percent
                                           -------               -------

     Original  shareholders              4,400,000                 22.5
       (including  public  owners)
     Former  owners  of  the  Company   15,155,556                 77.5
                                        ----------                 ----
     Total                              19,555,556                  100
                                        ==========                 ====


Because the former owners of the Company end up with control of Richmond, the transaction would normally be considered a purchase by the Company. However, since Richmond is not a business, the transaction is not a business combination. Instead, the transaction is accounted for as a recapitalization of the Company and the issuance of stock by the Company (represented by the outstanding shares of Richmond) for the assets and liabilities of Richmond. The value of the net assets of Richmond is the same as their historical book value. As part of this recapitalization, Richmond shareholders agreed to pay all liabilities existing prior to the date of the transaction. Richmond s liabilities prior to the transaction were immaterial.

For the recapitalization, the Company s equity accounts are restated to reflect the 4,400,000 shares of the Original shareholders of Richmond and the 15,155,556 shares issued based on the ratio of the exchange of 15,155,556 Richmond shares for 15,155,556 of the Company shares. Currently, the Company is authorized to issue up to 50,000,000 shares of Common Stock with a par value of $.001 per share.


STOCK  COMPENSATION.  As  part of their employment agreements, several employees
-------------------
were  offered  stock certificates of common stock as part of their compensation.
--
The stock certificates were transferred by the Company s sole shareholder at that time. These stock offerings are deemed a benefit to the corporation and as such, compensation is recognized based on the value of the stock. The stock vests over the course of twelve months. As a result, approximately $703,000 was reported as an increase to Additional Paid in Capital and approximately $644,000 was reported as a charge to Unearned Compensation. The resulting effect was a net compensation expense of approximately $58,500, reported during the quarter ending June 30, 2000.