Form 10QSB
period 2000-09-30
EKNOWLEDGE GROUP INC
filed 2000-11-13
CIK 1045284

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2000

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


As of September 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 19,555,556.

                          PART I: FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS.

     eKnowledge Group, Inc., previously eTestPrep, Inc. (the Company), was incorporated in the state of Nevada on June 1, 1999, for the purpose of providing educational training courses over the Internet and through other media sources. Effective April 17, 2000, Richmond Services, Inc. (Richmond), acquired all of the issued and outstanding common stock of the Company. Currently the Company has 50,000,000 common shares authorized, with 19,555,556 shares of common stock issued and outstanding. There are currently approximately 450 shareholders in the Company. As a result of the transaction, the Company's former shareholders obtained control of Richmond, a blank-check corporation with no operations. For accounting purposes, this acquisition has been treated as a re-capitalization of the Company. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Attached hereto and incorporated herein by this reference are the following financial statements:


--------------------------------------------------------------------------------
Exhibit                      FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
00QF-2 Un-Audited Financial Statements for the three months and nine months ended September 30, 2000
--------------------------------------------------------------------------------


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


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

As of September 30, 2000, we had over 2000 customers. We also maintained online courses in the standardized test preparation area and providing corporate online delivery services in the technology, financial services, and telecommunications industries. Clients in the corporate education arena include Citibank, eGoose and Practicing Law Institute.

In August, the Company successfully acquired the rights to the domain name "eKnowledge.com." This acquisition gives us all rights and interests in the trademark "eknowledge," as registered by the U.S. Patent and Trademark Office. We believe that the use of this trademark provides us intellectual property and a recognizable trademark in the online, educational marketplace. As such, our domain name was changed at that time to "eKnowledge.com."

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


NET  SALES

Net product sales include the selling price of the HOME LSAT program offering sold by the Company, net of returns, as well as outbound shipping and handling charges.

For the nine months ended September 30, 2000, total revenues increased from $23,128 to $91,857 over the same period last year. This increase is largely due to the start-up nature of the Company as of September 30, 1999 and the increase in product offerings. Further, by virtue of the acquisition by Richmond Services and the contribution of cash on April 17, 2000, the majority of operations have taken place since then. We expect that revenues from product sales will continue to grow as we launch new products and continue to increase our product offerings and services.

GROSS  PROFIT

Gross profit is calculated as net sales less the cost of sales, which consists of the cost of developing and producing the products sold to customers. Cost of sales exceeded net revenues resulting in a gross loss due to the Company's focus on product development for the quarter ending September 30, 2000. As a result of these product development efforts, the Company's product offering has grown from one test review course to five courses, as well as continue developing contracts for individual companies.

MARKETING  AND  SALES

Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures. Through the quarter ended September 30, 2000, the Company had not spent significant amounts on marketing and sales. The Company intends to increase these expenses as it continues its branding and marketing campaigns, and as it increases is sales efforts. As a result, the Company expects marketing and sales expenses to continue to increase significantly.

PRODUCT  DEVELOPMENT

Product development expenses are reported as Cost of Sales and consist of payroll and related expenses for developing new products, developing and maintaining the Company's web sites and supporting technology.


GENERAL  AND  ADMINISTRATIVE

General and administrative ('G&A') expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses. These expenses increased dramatically in the quarter ended September 30, 2000 as the company began building its management team and staffing its technical department. The Company expects these costs to continue to increase, as additional resources will be needed to support our new products and continue to offer new services.

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

Net cash used in operating activities was approximately $546,000 for the nine months ended September 30, 2000. Net operating cash flows were primarily attributable to quarterly net losses, increases in current assets, and continued development activities. This is typical of start-up companies.

Net cash provided by investing activities was $396,000, due primarily to the cash infusion at the time of the merger with Richmond.

Net cash provided by financing activities of approximately $188,000 relates to additional cash received for stock, also a result of the merger with Richmond.

The Company is currently in the process of raising additional funds. The Company believes that the cash proceeds from current investment agreements, in addition to the current cash balance of $38,000 at September 30, 2000, is sufficient to meet the Company's anticipated cash needs. We are continuing our discussions with potential investors to raise the additional funds that will be necessary to meet our operating needs. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity. Such a sale could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On April 17, 2000, our shareholders approved a Plan of Reorganization by which we acquired 100% of eKnowledge Group, Inc. (a private Nevada state corporation engaged in providing supplemental, distance learning over the internet), as a wholly-owned subsidiary, for the issuance of 15,155,556 new investment shares of common stock; and we changed of our corporate name to eKnowledge Group, Inc.

     The terms and conditions of this acquisition are that Richmond Services, Inc. would issue 15,155,556 shares (post reverse split) of the common stock of the Company. These shares will not have been registered under the Securities Act of 1933, and may not be resold unless the shares are registered under the Act or an exemption from such registration is available. They would be Restricted Securities subject to the holding periods of Rule 144. These shares shall be issued to the shareholders of eKnowledge Group, Inc. As a part of the proposed reorganization and acquisition, the representatives of eKnowledge Group, Inc. with our cooperation will attempt to consummate a private placement offering on behalf of the to-be-reorganized Company, of up to 500,000 new investment shares of our common stock on a post-reverse stock split basis, by which approximately $500,000 in funding would be obtained.

     Also elected were five Directors to serve until the next meeting of shareholders: Gary S. Saunders, Scott Hildebrandt, Chris DeSantis, Mark S. Zouvas and Wayne Saunders as Directors of the Company. The business experience and biographies of all the proposed Directors are as follows:

     GARY S. SAUNDERS is the President and Chief Executive Officer of eKnowledge. Prior to starting eKnowledge, Mr. Saunders was the President of Longacre/White Patent Education ("LWPE"), a company that offers Patent Bar Review courses. He is widely credited with taking LWPE to the number one market share position in less than a year in the face of stiff competition, a mature market, and a company undergoing a name change. Mr. Saunders has produced an Online Bar Exam Review Program for Practicing Law Institute, the Nation's leading Continuing Legal Education provider. Mr. Saunders was also the Director of Operations for the Western United States for West Publishing's West Bar
Review, Vice President of Bar Review Operations for American Professional Testing Services, Inc., the parent company of Barpassers bar review, and on the management team that oversaw the Sum & Substance product line, a line of supplemental study aids for law students. Prior to APTS, Mr. Saunders was the Director of GRE/GMAT/LSAT/MCAT Operations for the Western United States for Bar/bri's Professional Testing Centers, then a market leader in the field. A leading expert in both test preparation and sales and marketing to the student market, Mr. Saunders has participated in the start up of two other companies. He is a member of the State Bar of California, a graduate of Brigham Young University and University of San Diego School of Law, and is one of the principal lecturers in eKnowledge's initial Home LSAT program as well as the eTestprep.com SAT program.

     SCOTT HILDEBRANDT is the author and a principal lecturer in the Home LSAT program and a coauthor and lecturer in the eTestprep SAT program. Mr. Hildebrandt is the Senior Vice President of Academics for eKnowledge as well as a partner in the Silicon Valley law firm of Hildebrandt and Welker. Mr. Hildebrandt formerly created the curriculum for a San Francisco test preparation company, Columbia Review Course. When he taught for Bar/bri's Professional Testing Centers he was the Western United States top rated lecturer. Mr. Hildebrandt is also the author of a line of study aids for law students. Mr.
Hildebrandt is a member of the State Bar of California, a graduate of Brigham Young University and its J. Reuben Clark Law School.

     CHRIS DESANTIS is currently the Director of the Online Bar Review Program at Practicing Law Institute. PLI, a non-profit organization founded in 1933, is the nation's premier provider of continuing legal education programs. Prior to PLI Mr. DeSantis was with The Washington Post's Kaplan Division working in both the Test Preparation and Online Law School areas. As Director of Kaplan CPA Review, Mr. DeSantis introduced the concept of Online Test Preparation for those taking the CPA examination. He was on the management team that designed and implemented the first Online Law School, Concord. Prior to Kaplan, Mr. DeSantis was a Director for West Bar Review. A graduate of Swarthmore College and California Western University School of Law, Mr. DeSantis is licensed to practice law in California, New Jersey, New York, and Pennsylvania.

     MARK ZOUVAS was previously our Sole Officer & Director. He was elected August 12, 1999 and is nominated for re-election. Mr. Zouvas is 37 years old. He was appointed to the Board of Directors of the Company on October 5, 1999. He serves as the Company's Chief Financial Officer, a position he has held since September, 1997. From September 1993 to September, 1997, Mr. Zouvas worked for Vantage Capital Management Company in Chicago, Illinois. Mr. Zouvas has a BA from the University of California at Berkeley (Accounting and Real Estate). As a staff auditor with Price Waterhouse, he performed services for clients in the banking and real estate industries. Mr. Zouvas has been involved in several venture capital transactions over the past five years. He is a Licensed Real Estate Broker and an Accountant in California. Mr. Zouvas is currently a principal in Delphi Consulting Group that specializes in taking companies public through reverse-merger acquisitions. Mr. Zouvas is also the Chief Financial Officer of Power Exploration, Inc., a publicly traded oil exploration firm located in Fort Worth, Texas.

     WAYNE SAUNDERS began his career in Consumer and Commercial Finance, rising to the level of President of Universal Finance. From Finance Saunders went to Manufacturing in the Plumbing and Air Conditioning Industries leading Wright
Manufacturing to the market share leader position. Saunders has successfully started many businesses including, Life Insurance, Manufacturing, Equipment Rental, Commodities Investment, Oil Development, and Real Estate Development companies. Saunders is credited with starting TuneMatic, the quick auto tune up with a 6 month or 6,000 mile guarantee that he originated and sold to Andy Granatelli. Tune-up Masters continues to lead the tune up industry. Saunders is a graduate of St. Mary's with a BA in Business Administration.

                           ITEM 5.  OTHER INFORMATION

     (A)  SECURITY  OWNERSHIP  OF  MANAGEMENT  AND  5%  OWNERS.

                                     TABLE A
                 OFFICERS AND DIRECTORS AND OWNERS OF 5% OR MORE

  Name and Address of Beneficial Owner.  Share
                                         Ownership         %
------------------------------------------------------------
Gary S. Saunders. . . . . . . . . . . .  12,107,696    61.91
527 Redwing Circle
Corona CA 92882
------------------------------------------------------------
Scott Hildebrandt . . . . . . . . . . .   1,000,000     5.11
1520 West Sixth Street, Suite 101
Corona, CA  92880
------------------------------------------------------------
Chris DeSantis. . . . . . . . . . . . .     200,000     1.02
1520 West Sixth Street, Suite 101
Corona, CA  92880
------------------------------------------------------------
Mark S. Zouvas. . . . . . . . . . . . .           0     0.00
1520 West Sixth Street, Suite 101
Corona, CA  92880
------------------------------------------------------------
Wayne Saunders. . . . . . . . . . . . .      50,000     0.26
1520 West Sixth Street, Suite 101
Corona, CA  92880
------------------------------------------------------------
All Officers and Directors as a Group .  13,357,696    68.31
------------------------------------------------------------
Total Shares Issued and Outstanding (1)  19,555,556   100.00
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


                           ITEM 6. REPORTS ON FORM 8-K

     A Form 8-K was filed on April 17, 2000 to report the shareholder action reported in Item 4 above. A Form 8-K was also filed on August 28, 2000 to report the change of auditor in the above Item 5 (b).

                                    EXHIBITS

--------------------------------------------------------------------------------
Exhibit                      FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
00QF-2 Un-Audited Financial Statements for the three months and nine months ended September 30, 2000
--------------------------------------------------------------------------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  November 10,  2000

                            BY THE BOARD OF DIRECTORS


                             EKNOWLEDGE GROUP, INC.
                    formerly known as Richmond Services, Inc.
                                       by


/s/Gary S. Saunders      /s/Scott Hildebrandt   /s/Chris DeSantis
  Gary  S.  Saunders        Scott  Hildebrandt     Chris  DeSantis


/s/Mark S. Zouvas      /s/Wayne Saunders
 Mark  S.  Zouvas         Wayne  Saunders

--------------------------------------------------------------------------------
                                 EXHIBIT 00QF-2

                         UN-AUDITED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                             EKNOWLEDGE GROUP, INC.
                                  Balance Sheet
                   For the fiscal year ended December 31, 1999
              And for the periods ended September 30, 1999 and 2000

                                                      (unaudited)     (unaudited)       (audited)
                                                  September 30, 2000  June 30, 1999   Dec. 31, 1999
-------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents. . . . . . . . . .              38,265           3,571              36
Accounts Receivable. . . . . . . . . . . . .              42,694               0               0
Inventory and Supplies . . . . . . . . . . .               7,621           6,765          14,221
Prepaid Expenses . . . . . . . . . . . . . .               5,625               0               0
Deposits . . . . . . . . . . . . . . . . . .               1,000               0               0
                                              -------------------  --------------  --------------
TOTAL CURRENT ASSETS . . . . . . . . . . . .              95,205          10,336          14,257

PROPERTY AND EQUIPMENT
Furniture and Equipment. . . . . . . . . . .              80,924           2,057           2,057
Less: Accumulated Depreciation . . . . . . .              (5,850)            (59)           (411)
                                              -------------------  --------------  --------------
PROPERTY AND EQUIPMENT, NET. . . . . . . . .              75,074           1,998           1,646

OTHER ASSETS
Deposits - Rent. . . . . . . . . . . . . . .               9,806               0               0
Intangible Assets, net . . . . . . . . . . .              39,725          15,146          15,988
                                              -------------------  --------------  --------------
TOTAL OTHER ASSETS . . . . . . . . . . . . .              49,531          15,146          15,988
                                              -------------------  --------------  --------------
TOTAL ASSETS . . . . . . . . . . . . . . . .             219,810          27,480          31,891
                                              ===================  ==============  ==============
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts Payable . . . . . . . . . . . . . .              75,759               0          12,022
Contracts Payable. . . . . . . . . . . . . .              31,366
Deposits Payable . . . . . . . . . . . . . .                 800           2,400           2,400
Income Tax Payable . . . . . . . . . . . . .                   0             800             800
                                              -------------------  --------------  --------------
TOTAL CURRENT LIABILITIES. . . . . . . . . .             107,925           3,200          15,222
LONG-TERM LIABILITIES
Note Payable . . . . . . . . . . . . . . . .               7,500               0           9,500
                                              -------------------  --------------  --------------
TOTAL LONG-TERM LIABILITIES. . . . . . . . .               7,500               0           9,500
                                              ------------------   --------------  --------------
TOTAL LIABILITIES. . . . . . . . . . . . . .             115,425           3,200          24,722
STOCKHOLDER'S EQUITY
Common Stock . . . . . . . . . . . . . . . .              19,556          25,000          25,000
Additional Paid-in Capital . . . . . . . . .           1,409,996           1,618           1,618
Unearned Compensation. . . . . . . . . . . .            (468,333)         (2,338)              0
Accumulated Deficit. . . . . . . . . . . . .            (856,834)              0         (19,449)
                                              -------------------  --------------  --------------
TOTAL STOCKHOLDER'S EQUITY . . . . . . . . .             104,385          24,280           7,169
                                              ------------------   --------------  --------------
  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             219,810          27,480          31,891
                                              ===================  ==============  ==============

                             EKNOWLEDGE GROUP, INC.
                             Statement of Operations
                   For the fiscal year ended December 31, 1999
              And for the periods ended September 30, 1999 and 2000

                                               (unaudited)           (unaudited)
                                      Nine Months Ended     Quarter Ended
                                      September 30, 2000    September 30, 1999    September 30, 2000    September 30, 1999
----------------------------------------------------------------------------------------------------------------------------
REVENUES
Sales. . . . . . . . . . . . . . . .  $            73,389   $            23,128   $            35,247   $            23,128
Sales Returns and Allowances . . . .               (2,318)                    0                  (545)                    0
Other Income . . . . . . . . . . . .                14210                     0                     0                     0
Interest Income. . . . . . . . . . .                 6576                     0                  2807                     0
                                     --------------------   --------------------  --------------------  --------------------
Total Revenues . . . . . . . . . . .                91857                 23128                 37509                 23128


COST OF SALES
                                                     1398                     0                     0
                                                       33                     0                     0                     0
                                                     8500                     0                     0                     0
                                                     3135                     0                     0                     0
                                                    31467                     0                     0                     0
                                                   136388                     0                     0                     0
COST OF SALES. . . . . . . . . . . .               180921                  7269                104627                  7269
                                     --------------------   --------------------  --------------------  --------------------
GROSS PROFIT . . . . . . . . . . . .             ($89,064)  $            15,860              ($67,118)  $            15,860

GENERAL AND ADMINISTRATIVE EXPENSES
Wages Expense. . . . . . . . . . . .               510762                  4398                309441                  3372
Consulting . . . . . . . . . . . . .                    0                  5090                     0                  5000
Rent . . . . . . . . . . . . . . . .                17547                   670                  8189                   670
Small Equipment. . . . . . . . . . .                 8596                     0                    55                     0
Legal and Professional Expense . . .                16933                  1125                 12633                  1125
Travel and Entertainment Expense . .                37353                  5186                  4246                  5186
Investor Relations . . . . . . . . .                46647                     0                 34144                     0
Marketing and Advertising. . . . . .                18008                  3084                 16412                  3084
Shipping and Printing. . . . . . . .                37556                  3940                 28460                  3940
Depreciation & Amortization. . . . .                 6702                   686                  4364                   627
Other Expense. . . . . . . . . . . .                48217                   745                 37701                   292
                                     --------------------   --------------------  --------------------  --------------------
TOTAL GENERAL AND ADMINISTRATIVE . .               748321                 24924                455645                 23295
                                     --------------------   --------------------  --------------------  --------------------
Net Operating Income before taxes. .            ($837,385)              ($9,064)            ($522,763)              ($7,436)
Provisions for Income taxes. . . . .                    0                     0                     0                     0
                                     --------------------   --------------------  --------------------  --------------------
Net Income (Loss). . . . . . . . . .  $          (837,385)  $            (9,064)  $          (522,763)  $            (7,436)
                                     ====================   ====================  ====================  ====================
Weighted Average Common Shares . . .           19,555,556             1,000,000            19,555,556             1,000,000
                                     ====================   ====================  ====================  ====================
Loss Per Share, Basic and Diluted. .  $           (0.0428)  $           (0.0091)  $           (0.0267)  $           (0.0074)
                                     ====================   ====================  ====================  ====================

                             EKNOWLEDGE GROUP, INC.
                             Statement of Cash Flows
                For the periods ended September 30, 1999 and 2000

                                                (unaudited)           (unaudited)
                                            September 30, 2000    September 30, 1999
--------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATION ACTIVITIES
Net loss . . . . . . . . . . . . . . . . .  $          (837,385)  $            (9,063)
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and Amortization. . . . . . .                6,702                   568
Stock Compensation . . . . . . . . . . . .              234,167                     0
Consulting Paid in Stock . . . . . . . . .               10,000                     0
Accounts Receivable. . . . . . . . . . . .              (42,694)                    0
Inventory. . . . . . . . . . . . . . . . .                6,600                 2,543
Prepaid Expenses . . . . . . . . . . . . .               (5,625)                    0
Deposits . . . . . . . . . . . . . . . . .               (1,000)                    0
Deposits - Rent. . . . . . . . . . . . . .               (9,806)
Accounts Payable . . . . . . . . . . . . .               63,737                  (516)
Contracts Payable. . . . . . . . . . . . .               31,366                     0
Deposits Payable . . . . . . . . . . . . .               (1,600)                    0
Income Tax Payable . . . . . . . . . . . .                 (800)                  400
                                                                  --------------------
Total Adjustments. . . . . . . . . . . . .              291,047                 2,995
                                                                  --------------------
NET CASH USED IN OPERATIONS. . . . . . . .             (546,338)               (3,073)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture and Equipment. . . . . . . . . .              (78,867)                    0
Intangible Assets. . . . . . . . . . . . .              (25,000)
Cash acquired through acquisition. . . . .              500,000                     0
                                                                  --------------------
NET CASH PROVIDED BY INVESTING . . . . . .              396,133                     0
CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment) Proceeds of Note Payable . . .               (2,000)                4,750
Additional Paid-in Capital . . . . . . . .              190,434                     0
NET CASH PROVIDED BY FINANCING ACTIVITIES.              188,434                 4,750

NET INCREASE IN CASH . . . . . . . . . . .               38,229                 1,677

CASH BALANCE AT BEGINNING OF PERIOD. . . .                   36                 2,092
                                                                  --------------------

CASH BALANCE AT END OF PERIOD. . . . . . .  $            38,265   $             3,769
======================================================================================

                             EKNOWLEDGE GROUP, INC.
                       Statement of Stockholder's  Equity
       For the Period from Inception (June 1, 1999) to September 30, 2000

                                                     ADDITIONAL    TOTAL
                                                     COMMON STOCK  PAID-IN   UNEARNED     ACCUMULATED     STOCKHOLDERS'
        DESCRIPTION . . . . . . . . . . . . . . . .  SHARES        AMOUNT    CAPITAL      COMPENSATION    DEFICIT
-------------------------------------------------------------------------------------------------------------------------
BALANCE, 6/1/99 (INCEPTION) . . . . . . . . . . . .             0  $      0  $        0   $           0   $            0
Issuance of common stock, 6/1/99. . . . . . . . . .     1,000,000     1,000      25,618               0                0
Net (loss) at 12/31/99. . . . . . . . . . . . . . .             0         0           0               0          (19,449)
Stock Split, 3/31/00. . . . . . . . . . . . . . . .    14,155,556    14,156     (14,156)              0                0
Acquisition of public shell corporation, 4/17/00. .     4,400,000     4,400     495,600               0                0
Shares transferred by shareholder for services. . .             0         0     190,434               0                0
Shares transferred by shareholder for compensation.             0         0     702,500        (468,333)               0
Shares transferred by shareholder for consulting. .             0         0      10,000               0                0
Net (loss) for period ended 9/30/00 . . . . . . . .             0         0           0               0         (837,385)
-------------------------------------------------------------------------------------------------------------------------
BALANCE, 9/30/00. . . . . . . . . . . . . . . . . .    19,555,556  $ 19,556  $1,409,996   $    (468,333)  $     (856,834)


                             EKNOWLEDGE GROUP, INC.
                       Statement of Stockholder's  Equity
       For the Period from Inception (June 1, 1999) to September 30, 2000


        DESCRIPTION . . . . . . . . . . . . . . . .  EQUITY
---------------------------------------------------------------
BALANCE, 6/1/99 (INCEPTION) . . . . . . . . . . . .  $       0
Issuance of common stock, 6/1/99. . . . . . . . . .     26,618
Net (loss) at 12/31/99. . . . . . . . . . . . . . .    (19,449)
Stock Split, 3/31/00
Acquisition of public shell corporation, 4/17/00. .    500,000
Shares transferred by shareholder for services. . .    190,434
Shares transferred by shareholder for compensation.    234,167
Shares transferred by shareholder for consulting. .     10,000
Net (loss) for period ended 9/30/00 . . . . . . . .   (837,385)
---------------------------------------------------------------
BALANCE, 9/30/00. . . . . . . . . . . . . . . . . .  $ 104,385

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

UNAUDITED FINANCIAL INFORMATION. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2000 and the results of its operations and cash flows for the nine months ended September 30, 2000. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

INVENTORY. Inventory at September 30, 2000, consists of brochures, posters, banners, t-shirts, handouts, audiotapes, and other related materials that are provided to customers who purchase the products. Inventory is valued at the lower of cost or market. Cost is determined using first-in-first-out (FIFO) method.

INTANGIBLE ASSETS. The Company's intangible assets include all intellectual property including course names, mailing lists, contacts and licenses for Home Education, Home LSAT, the World Wide Web address of Home-LSAT.com, eCorpEd.com, eAfterSchool.com, eTestPrep.com, eLifeEd.com, eClassicNotes.com, eCollegeNotes.com. A license from the Law School Admissions Council, Inc. has been obtained for the use of prior testing questions. Management estimates the useful life of these assets to be approximately 10 years.

Additionally, the Company's intangible assets include the intellectual property rights associated with the trademark "eKnowledge." This includes all rights, interests and title to the name "eKnowledge" which has been registered with the U.S. Patent and Trademark Office. Amortization expense for the period ended September 30, 2000, was $1,263.

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

ADVERTISING. The Company expenses advertising costs as they are incurred. Advertising expenses for the nine months ending September 30, 2000, were $8,112.

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

COMPREHENSIVE INCOME. SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2000 and 1999, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying consolidated financial statements.

INCOME TAXES. Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

EARNINGS PER SHARE. The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS'). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding during the period. DEPS gives effect to all dilutive potential common shares during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2000, the Company has no securities that would affect loss per share if they were to be dilutive.


CORPORATE REORGANIZATION AND MERGER. On April 17, 2000 Richmond and the Company executed an Acquisition Agreement (the "Agreement") that provided whereby Richmond would acquire all of the issued and outstanding common stock of the Company. In connection with the transaction, the shareholders of the Company received 15,155,556 shares of Richmond common stock for its 15,155,556 shares, which represents 77.5% of the Company. As a result of this transaction the former shareholders of the Company acquired or exercised control over a majority of the shares of Richmond. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of the Company and, therefore, these financial statements represent a continuation of the accounting acquirer, the Company, not Richmond, the legal acquirer. In accounting for this transaction:

i) The Company is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values.

ii) Control of the net assets and business of Richmond was acquired effective April 17, 2000 (the "Effective Date"). This transaction has been accounted for as a purchase of the assets and liabilities of Richmond by the Company. At the effective date Richmond had some liabilities in the form of accounts payable. These were paid prior to the effective date under the terms of the transaction agreement.

iii) The consolidated statements of operations and cash flows include the Company's results of operations and cash flows from June 1, 1999 (date of inception) and Richmond's results of operations from the Effective Date.

ACQUISITION OF EKNOWLEDGE.COM. In August, the Company purchased the domain name and mark "eknowledge.com" for $25,000 cash and an option to purchase 32,500 options. The options, which will be granted at a later date, are fully vested, may be exercised beginning in May, 2001 and have a four year term. The purchase gives the Company all rights, title and interest in the trademark "eknowledge" as registered and maintained by the U.S. Patent and Trademark Office. The purchase price of $25,000 was reported as and intangible asset and is being amortized.

CONVERTIBLE PROMISSORY NOTES. The Company entered into a convertible promissory note agreement with Margie Whistler for $20,000 for consulting services. The note bears interest at 5 percent per annum. Principle and any accrued interest shall be due and payable upon the closing of a subsequent equity financing undertaken for the purpose of raising proceeds, or October 12, 2001, if no subsequent financing takes place. The provisions for conversion are available upon the closing of a subsequent financing prior to October 12, 2001, and provide that the holder may choose to have the balance due of this note plus all accrued and unpaid interest thereon automatically converted into shares of the Company's stock at a price of $1.50 per share. As of December 31, 1999, the Company had incurred expenses on the contract in the amount of $10,000 and paid $500. During the nine months ending September 30, 2000, the Company paid $2,000 towards the note. Additionally, during the same period, the Company incurred expenses for the contract balance of $10,000. On March 31, 2000, the holder of the note accepted 6,667 shares of common stock as payment of the additional $10,000. These shares were transferred by the majority shareholder of the Company.

INCOME TAXES. The provision for income taxes for the nine months ended September 30, 2000, consist of the following:

Current
Federal                        $        0
State                                 800
                             ------------
Total  Current                        800
                             ------------
Deferred  Income  Taxes           293,085
Valuation  Allowance            (293,085)
                               ----------
Total  Deferred                         0
-----------------------------------------
Provision for Income Taxes     $      800

The income tax provision differs from the expense that would result from applying federal statutory rates to income before taxes due to the valuation allowance described below. Provision for deferred income taxes of $293,085 have been made for temporary differences existing in recognition of a net operating loss being carried forward for tax and financial statement purposes. The Company has established a valuation allowance for the deferred tax asset related to the net operating loss carryforward of $837,385 due to the start-up nature of the Company. The Company has total net loss carry-forwards of approximately $856,834 through the nine months ending September 30, 2000. The net operating losses expire as follows:

                                   Amount      Expiration  Year
---------------------------------------------------------
                                   $837,385          2020
                                     19,449          2019
---------------------------------------------------------
                    Total          $856,834

SHAREHOLDER EQUITY. On April17, 2000 Richmond issued 15,155,556 shares of stock for all the stock - 15,155,556 shares - of the Company. Before the transaction, there were 4,400,000 shares of Richmond outstanding. After the transaction the ownership of Richmond is as follows:

                                                 Shares         Percent
-----------------------------------------------------------------------
     Original  shareholders                     4,400,000          22.5
       (including  public  owners)
     Former  owners  of  the  Company          15,155,556          77.5
-----------------------------------------------------------------------
     Total                                     19,555,556           100

Because the former owners of the Company end up with control of Richmond, the transaction would normally be considered a purchase by the Company. However, since Richmond is not a business, the transaction is not a business combination. Instead, the transaction is accounted for as a recapitalization of the Company and the issuance of stock by the Company (represented by the outstanding shares of Richmond) for the assets and liabilities of Richmond. The value of the net assets of Richmond is the same as their historical book value. As part of this recapitalization, Richmond shareholders agreed to pay all liabilities existing prior to the date of the transaction. Richmond's liabilities prior to the transaction were immaterial.

For the recapitalization, the Company's equity accounts are restated to reflect the 4,400,000 shares of the Original shareholders of Richmond and the 15,155,556 shares issued based on the ratio of the exchange of 15,155,556 Richmond shares for 15,155,556 of the Company shares. Currently, the Company is authorized to issue up to 50,000,000 shares of Common Stock with a par value of $.001 per share.


STOCK COMPENSATION. As part of their employment agreements, several employees were offered stock certificates of common stock as part of their compensation. The stock certificates were transferred by the Company's sole shareholder at that time. These stock offerings are deemed a benefit to the corporation and as such, compensation is recognized based on the value of the stock. The stock vests over the course of twelve months. As a result, approximately $703,000 was reported as an increase to Additional Paid in Capital and approximately $468,000 was reported as a charge to Unearned Compensation. The resulting effect was a net compensation expense of approximately $235,000, reported for the nine months ending September 30, 2000.