Form 10KSB
period 2000-12-31
EKNOWLEDGE GROUP INC
filed 2001-04-17
CIK 1045284

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    [X]  ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           for the year ended 12/31/00

                         Commission File Number: 0-29183


                             EKNOWLEDGE GROUP, INC.

                        formerly RICHMOND SERVICES, INC.

    Nevada                                                            76-0430898
(Incorporation)                                                    (IRS  Number)

1520  West  Sixth  Street,  Suite  101,  Corona,  CA                       92882
(Address  of  principal  executive  offices)                         (Zip  Code)

Registrant's  telephone  number,  including  area  code:         (909)  372-2800

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None

Securities  registered pursuant to Section 12(g) of the Act:     Common stock at
par  $0.001

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

As  of  December  31,  2000,

     The aggregate market value of shares held by non-affiliates was approx-imately $8,924,918 based upon the closing price of $1.44 per share at December 29, 2000.

     The number of shares outstanding of the Registrant's Common Stock was 19,555,556

                        Exhibit Index is found on page 28.

PART  I                                                                        3

Item  1.  Description  of  Business                                            3
      (a)  Historical  Information                                             3
      (b)  Our  Business                                                       4

Item  2.  Description  of  Property                                           18

Item  3.  Legal  Proceedings                                                  19

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         19

PART  II                                                                      20

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters              20
      (a)  Market  Information                                                20
      (b)  Holders                                                            20
      (c)  Dividends                                                          20
      (d)  Sales  of  Unregistered  Common  Stock  2000                       20

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation       21
      (a)  Plan  of  Operation  for  the  next  twelve  months                21
      (b)  Cash Requirements and of Need for additional funds, twelve months  21
      (c)  Liquidity  and  Capital  Resources                                 22
      (d)  Discussion and Analysis of Financial Condition and Results of
           Operations                                                         23

Item  7.  Financial  Statements                                               24

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                          24

PART  III                                                                     25

Item  9.  Directors and Executive Officers, Promoters and Control Persons;
          Compliance  with  Section  16(a)  of  the  Exchange  Act            25

Item  10.  Executive  Compensation                                            26

Item  11.  Security Ownership of Certain Beneficial Owners and Management     27

Item  12.  Certain  Relationships  and  Related  Transactions                 27

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   28
      (a)  Financial  Statements                                              28
      (b)  Form  8-K  Reports                                                 28
      (c)  Exhibit  Index                                                     28

                                     PART  I


                        ITEM 1.  DESCRIPTION OF BUSINESS.


 (A) HISTORICAL INFORMATION. As used herein, the personal pronouns "We", "Us" and "Our" refers to eKnowledge Group, Inc, formerly Richmond Services, Inc., a Nevada corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. We were incorporated in Delaware on June 14, 1993, as a "Close Corporation". We intended to initiate commuter air service from the Sugarland Airport in Richmond, Texas. We attempted to pursue the acquisition and operation of small niche-market air carriers. Our efforts were not successful. We have been in the development stage since our formation. On January 23, 1993, we authorized and directed an amendment to our original Certificate of Incorporation, changing the number of shares authorized from 1,500 to 50,000,000, changed the par value from no par to $0.0001, and converted our Corporation from a "Close Corporation" to a "General Law Corporation". On or about April 21, 1999, Richmond Services, Inc. moved its place of incorporation from Delaware to Nevada.

     1. On June 14 of 1993, 510 shares of common stock were issued in exchange for organizational services and costs, valued by management at $5,000.00 and a stock subscription receivable of $100.00. These shares were issued to the two founding shareholders.

      2. On January 3, 1997, 5,100,000 shares were issued to the two founding shareholders, in replacement for the 510 shares previously issued, and in adjustment for the change in par value, with the same effect as a forward split of the shares then issued and outstanding.

     3. On January 15, 1997, 71,850 shares were issued for $1,608.00, pursuant to Regulation D, Rule 504. As of December 9, 1998, there were 5,171,850 shares issued and outstanding, among 255 shareholders.

     4. On September 12, 1998, the shareholders approved an additional issuance of 300,000 shares to a single investor, pursuant Regulation D, Rule 504, for $3,000.00 cash. By oversight, these shares were not actually issued until January 8, 1999.

     In December of 1998, our common stock was approved for listing on the OTCBB.

     5. On or about March 10, 1999, we made a further placement, pursuant to Regulation D, Rule 504, of 2,100,000 shares at $0.025, for a total of $52,500.00.


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

     On November 9, 1999 we authorized a reverse split of our common stock in a ratio of 2 for 3. This action resulted in a reduction of the total number of shares issued and outstanding to 5,047,825. The following table is intended to bring the previously mentioned issuances into conformity with the post-split numbers to be used throughout this report.

     6. 123 shares were adjusted upward to account for fractional shares resulting from the reverse.

     7. On May 19, 2000, as a part of the following reorganization and acquisition, 648,000 (post-reverse) previous affiliate shares were cancelled.

     8. On April 17, 2000, our shareholders approved a Plan of Reorganization by which we acquired 100% of eKnowledge Group, Inc. (a private Nevada state corporation engaged in providing supplemental, distance learning over the internet), as a wholly-owned subsidiary, for the issuance of 15,155,556 new investment shares of common stock; and we changed our corporate name to eKnowledge Group, Inc. The 15,155,556 shares (post reverse split) of the common stock of the Company were not registered under the Securities Act of 1933, and may not be resold unless the shares are registered under the Act or an exemption from such registration is available. They are New Investment shares (Restricted Securities subject to the holding periods of Rule 144). These shares were issued to the shareholders of eKnowledge Group, Inc.


Issued. . . . . . . .  Pre-Split    Post-Reverse Split 2 for 3
---------------------------------------------------------------
1. June 14, 1993. . .         510                          340
---------------------------------------------------------------
2. January 3, 1997. .   5,100,000                    3,400,000
---------------------------------------------------------------
2. January 3, 1997. .        (510)                        (340)
---------------------------------------------------------------
3. January 15, 1997 .      71,850                       47,900
---------------------------------------------------------------
4. September 12, 1998     300,000                      200,000
---------------------------------------------------------------
5. March 10, 1999 . .   2,100,000                    1,400,000
---------------------------------------------------------------
6. Adjustment . . . .                                      123
7. Cancellation . . .    (648,000)
---------------------------------------------------------------
Totals. . . . . . . .   7,571,850                    4,400,000
---------------------------------------------------------------
Before Acquisition. .                                4,400,000
---------------------------------------------------------------
8. For Acquisition. .                               15,155,556
---------------------------------------------------------------
Total Issued and. . .                               19,555,556
Outstanding
---------------------------------------------------------------

Please see Item 6 of this Part, Management's Discussion and Analysis or Plan of Operation, for more information.


 (B) OUR BUSINESS. We provide interactive learning programs either online using video-streaming technologies or on CD-ROM. Our market is primarily the supplemental education market. Additionally, we provide corporate solutions designed to address the strategic business objectives of our customers by helping them to increase employee productivity, education access and decrease the overwhelming cost of corporate training. We host and centrally manage all software and content, significantly reducing our customers' learning infrastructure costs and enabling us to rapidly update or customize our courses. Our Web-based solutions deliver content on new initiatives, products or processes to large, geographically dispersed groups who can access courses from anywhere, at anytime through a standard Web browser. Our interactive video-based design approach encourages active learning among the participants.

     The initial eKnowledge product line consists of test preparatory courses for students studying for the LSAT, SAT (Scholastic Assessment Test), PSAT (Preliminary SAT), ACT (American College Testing Assessment), TOEIC (Test of English for International Communication), TOEFL (Test of English as a Foreign Language), GRE (Graduate Record Examination), and GMAT (Graduate Management Admission Test). Home LSAT, GMAT, GRE, SAT and ACT have been successfully completed and ready for sales. The TOEIC course is scheduled to launch during the year 2001. In addition, eKnowledge has developed and will continue developing corporate training and compliance courses and K-12 supplemental instructional courses as its primary product and service offerings. eKnowledge continues to create additional education courses and study aids. All offerings are and will be integrated educational courses delivered via the Internet or on CD-ROM as supplemental learning tools.

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

     As of December 31, 2000, we had over 2000 customers. We also maintained online courses in the standardized test preparation area and providing corporate online delivery services in the technology, financial services, and telecommunications industries. Clients in the corporate education arena include Citibank, eGoose, Data Aire, Citrus College, Nelson Motivation and Practicing Law Institute.


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

     Difficult to deploy across an organization and its extended enterprise. Many businesses find it difficult to effectively deliver up-to-date content in a timely and consistent manner to large, geographically-dispersed groups. The traditional solution of scheduling corporate education programs at specific times in single locations results in logistical challenges and opportunity costs that often lower participation rates and limit a company's ability to disseminate knowledge to its extended enterprise.

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

                          THE EKNOWLEDGE GROUP SOLUTION

     We provide interactive education programs and services that address the supplemental and continuing education to both students and corporate employees. These programs are delivered either via video streamed over the Internet or on CD-ROM. Our online learning courses and services combine powerful Internet delivery technologies, customized content, and interactive video streaming with downloadable text. Because we host our online courses, they can be easily deployed to thousands of participants. We have delivered high quality courses to more than 2000 students and to companies in a number of industries, including high technology, financial services, education and professional services. The advantages of our solutions include:

     INNOVATIVE DELIVERY MODEL. We deliver interactive learning solutions through video streaming or on CD-ROM that offer all of the benefits of live training while overcoming the shortcomings of traditional learning methods. Many of our programs are Web-based and we host and centrally manage all software and content from our servers. Central hosting and delivery reduces our customers' expenses because they avoid the need to build e-learning delivery systems and staff and manage large teams to design, develop and produce e-learning content. In addition, our centrally hosted system enables us to deploy e-learning solutions rapidly and broadly to course participants who have an Internet connection and standard Web browser.

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

     CONTENT DELIVERY SYSTEM. We host the e-learning environments of our customers. By centralizing all infrastructure and hosting requirements, our customers derive the following significant benefits:

     Customers  do  not  need  to  install  or  manage  any  software;

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


     SYSTEM ARCHITECTURE. Our e-learning architecture is designed to scale rapidly to provide large student populations with tutor-supported e-learning content. In addition, we have developed our content delivery system using standard Internet technologies such as Java and HTML, facilitating the delivery of our content to our customers' Web browsers. We utilize a single code base to deliver content. As a result, any improvement made in our software for one customer automatically benefits all other customers.

     FULL INTEGRATION WITH CORPORATE INFRASTRUCTURES. Our e-learning solutions can be fully integrated with our customers' corporate information technology systems, including their Web sites and intranets. As a result, course participants do not necessarily realize that they are accessing content hosted from our servers. Our integration layer provides adapters for training management systems. We design our course content to be compatible with our customer's security concerns and bandwidth limitations. As a result, it is highly unusual for participants at our corporate clients to be unable to access our courses.

     SCALABLE ARCHITECTURE. Our system has been designed to scale rapidly and to consistently deliver content to large numbers of participants. We use extensive load testing to measure our system capacity and identify potential bottlenecks. Constant improvements to our system architecture continue to increase system capacity well beyond the current demands.

     HIGH-AVAILABILITY  SYSTEMS.  Our  systems  have  been  designed to maximize availability, with redundancy in the areas in which we believe failures are most likely to occur. We have also implemented redundant network connections to the Internet, a load-balanced redundant web server and a highly redundant storage array to safeguard our information. We are vulnerable to certain types of failures, including catastrophic failure of our hosting site due to natural disasters or other events and simultaneous failure of our primary and redundant systems.

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

                  INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     Our success depends, in part, on our ability to protect our proprietary rights and technology. We rely on a combination of copyrights, trademarks, service marks, trade secret laws, a pending patent and third-party nondisclosure agreements to protect our proprietary rights. We have registered the trademark eKnowledge Group and we own the domain name eknowledgegroup.com as well as many other domain names currently used in our operations. Additionally, during the third quarter of 2000, we acquired the rights for the use of the trademark "eknowledge" for cash and stock. Included in this transaction, we own the domain name eknowledge.com.

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

                                    EMPLOYEES

     As of December 31, 2000, we employed 32 persons. Of these employees, there were 8 in course development, 4 in sales and marketing, 14 in product development, delivery and customer support and 6 in general and administration. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, but we believe that we maintain good relations with our employees. None of our employees are members of organized labor groups.

                                  RISK FACTORS

     The risks described below should be considered in making an investment decision. We believe that the risks and uncertainties described below are the principal material risks facing our company as of the date of this Annual Report. In the future, we may become subject to additional risks that are not currently known to us. Our business, financial condition or results of operations could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of the following risks.

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

WE HAVE A HISTORY OF LOSSES OUR ACCUMULATED DEFICIT IS $1,150,734 AT DECEMBER 31, 2000, WE EXPECT FUTURE LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     We have experienced losses in each quarter since our inception and expect we will continue to incur losses in each quarter through the end of fiscal 2001. Our accumulated deficit as of December 31, 2000, was $1,150,734. We expect to continue to incur quarterly losses as we expand our operations and fund our growth. We plan to increase our operating expenses to market, sell and support our e-learning solutions, build infrastructure and hire additional staff. We also plan to invest to develop and acquire new course offerings with new areas of expertise, which will increase operating expenses in absolute dollars. We currently expect our total costs and expenses to be approximately $4.0 million in fiscal 2001. As a result, we will need to significantly increase our quarterly revenues to achieve profitability. If we do not generate sufficient revenues or become profitable within a timeframe expected by public market analysts or investors, the market price of our common stock will likely decline. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

     The time it takes our potential customers to evaluate competitive online solutions;

     Our  potential  customers'  internal  budget  and  approval  processes; and

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

     Third-party  suppliers  of  instructor-led  education  and  learning;

     Internal  education  departments;  and

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

     Our recent rapid growth has placed, and future anticipated growth is likely to continue to place, a considerable strain on our managerial resources. We plan to continue to expand our sales and marketing, administration, content and technology development and tutoring organizations. In order to manage this growth effectively, we will need to improve our financial and managerial controls, our reporting systems and procedures. In addition, we will need to expand, train and manage our work force, which we anticipate will expand significantly. If we fail to manage our growth effectively, we will not be able to capitalize on attractive business opportunities and may fail to adequately support our existing customer base. Should this occur, our reputation and

IF WE DO NOT DEVELOP OUR INDIRECT SALES CHANNELS, WE WILL BE LESS LIKELY TO INCREASE OUR REVENUES.

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

     Difficulties  in  staffing  and  managing  international  operations;

     Our inability to develop content localized for international jurisdictions;

     Protectionist  laws  and  business  practices that favor local competition;

     Multiple,  conflicting  and  changing  governmental  laws  and regulations;

     Slower  adoption  of  e-learning  solutions;

     Different  learning  styles;

     Longer  sales  and  payment  cycles;

     Greater  difficulties  in  collecting  accounts  receivable;

     Fluctuations  in  currency  exchange  rates;

     Political  and  economic  instability;

     Potentially  adverse  tax  consequences;

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


     REPORTING UNDER THE 1934 ACT. We have become effective as a 1934 Act Reporting Company, by registration of our common stock under section Sec. 12(g) of the Securities Exchange Act of 1934. Certain periodic reporting requirements will be applicable to us. First and foremost, a 1934 Registrant is required to file an Annual Report on Form 10-K or 10-KSB, 90 days following the end of its fiscal year. The key element of such annual filing is Audited Financial Statement prepared in accordance with standards established by the Commission. A 1934 Act Registrant also reports on the share ownership of affiliates and 5% owners, initially, currently and annually. In addition to the annual reporting, a Registrant is required to file quarterly reports on Form 10-Q or 10-QSB, containing audited or un-audited financial statements, and reporting other material events. Some events are deemed material enough to require the filing of a Current Report on Form 8-K. Any events may be reported currently, but some events, like changes or disagreements with auditors, resignation of directors, major acquisitions and other changes require aggressive current reporting. All reports are filed and become public information. The practical effects of the foregoing requirements on the criteria for selection of a target Registrant are two-fold: first, the target must have audited or auditable financial statements, and the target must complete an audit for filing promptly upon the consummation of any acquisition; and, second, that the target management must be ready, willing and able to carry forth those reporting requirements or face de-listing from the OTCBB, if listed, and delinquency and possible liability for failure to report.

      We  have  encountered  no  year  2000/2001  compliance  issues.

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


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On April 17, 2000, our shareholders approved a Plan of Reorganization by which we acquired 100% of eKnowledge Group, Inc. (a private Nevada state corporation engaged in providing supplemental, distance learning over the internet), as a wholly-owned subsidiary, for the issuance of 15,155,556 new investment shares of common stock; and we changed of our corporate name to eKnowledge Group, Inc. Also elected were five Directors to serve until the next meeting of shareholders: Gary S. Saunders, Scott Hildebrandt, Chris DeSantis, Mark S. Zouvas and Wayne Saunders as Directors of the our corporation.

             The Remainder of this Page is Intentionally left Blank

                                    PART  II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) MARKET INFORMATION. We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our Securities may be quoted in the over-the-counter market, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in the Securities, and transactions are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Our Common Stock is currently quoted on the Electronic Bulletin Board under the symbol EKNO, but there is limited trading in the Common Stock. The following table sets forth the high and low bid prices from January 1, 1999 through December 31, 2000, based upon quotations periodically published on the OTC. All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.


period .      high bid     low bid      volume
-----------------------------------------------
1st 1999        2.50        0.25       250,000
2nd 1999        2.50        1.60       100,000
3rd 1999        3.50        1.60       400,000
4th 1999        3.20       1.625     1,000,000
1st 2000        4.00        1.25       600,000
2nd 2000        3.60        2.12     1,000,000
3rd 2000        3.20        1.30       750,000
4th 2000        2.12        1.10     1,750,000


 (B)  HOLDERS.  There  are  currently  approximately  450  shareholders.

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

 (D) SALES OF UNREGISTERED COMMON STOCK 2000. On April 17, 2000, our shareholders approved a Plan of Reorganization by which we acquired 100% of eKnowledge Group, Inc. (a private Nevada state corporation engaged in providing supplemental, distance learning over the internet), as a wholly-owned subsidiary, for the issuance of 15,155,556 new investment shares of common stock; and we changed of our corporate name to eKnowledge Group, Inc. The 15,155,556 shares of the common stock of the Company were not registered under the Securities Act of 1933, and may not be resold unless the shares are registered under the Act or an exemption from such registration is available. They are New Investment shares (Restricted Securities subject to the holding periods of Rule 144). These shares were issued to the shareholders of eKnowledge Group, Inc. As a part of the reorganization and acquisition.


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. The following discussion should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this report. Because eKnowledge Group began operations on June 1, 1999, results for the comparable periods in 1999 include only eight months. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our plan of operation is pursue the business plan and model described in detail in Item 1 of this Report. eKnowledge Group, Inc., previously eTestPrep, Inc. (the acquired Company), was incorporated in the state of Nevada on June 1, 1999, for the purpose of providing educational training courses over the Internet and through other media sources. Effective April 17, 2000, Richmond Services, Inc. acquired all of the issued and outstanding common stock of the Company. Currently we have 50,000,000 common shares authorized, with 19,555,556 shares of common stock issued and outstanding. We have 450 shareholders currently. For accounting purposes, this acquisition has been treated as a re-capitalization of the Company.

 (B) CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. Since April 17, 2000, we have satisfied our cash requirements primarily through private placements of equity securities (including the cash received at the time of the acquisition by Richmond). Net cash used in operating activities was approximately $826,904 for the year ended December 31, 2000. Net operating cash flows were primarily attributable to quarterly net losses, increases in current assets, and prepaid items such as rent due to the start-up nature of our business. Net cash provided by investing activities was $399,612, due primarily to the cash infusion at the time of the merger with Richmond. Net cash provided by financing activities of approximately $461,145 relates to additional cash received for stock, also a result of the merger with Richmond.

     We believe that the cash balance of $33,889 at December 31, 2000 is currently sufficient to meet our anticipated cash needs. We will need to raise additional funds to meet our operating needs and we are in current discussions with potential investors. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity. Such a sale could result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

     There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders, Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

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


                 THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

 (C) LIQUIDITY AND CAPITAL RESOURCES. Since April 17, 2000, we have satisfied our cash requirements primarily through private placements of equity securities (including the cash received at the time of the acquisition by Richmond). Net cash used in operating activities was $826,904 for the year ended
December 31, 2000. Net operating cash flows were primarily attributable to quarterly net losses, increases in current assets, and prepaid items such as rent due to the start-up nature of our business. Net cash provided by investing activities was $399,612, due primarily to the cash infusion at the time of the merger with Richmond. Net cash provided by financing activities of $461,145 relates to additional cash received for stock, also a result of the merger with Richmond.

     We believe that the cash balance of $33,889 at December 31, 2000, combined with anticipated equity investments will be sufficient to meet our anticipated cash needs. We will need to raise additional funds to meet our operating needs and we are in current discussions with potential investors. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity. Such a sale could result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

     There can be no assurance that you we be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders, Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

     NET SALES. Net product sales include the selling price of the HOME LSAT program offering sold by the Company, net of returns, as well as outbound shipping and handling charges.

     For the quarter ended December 31, 2000, total revenues decreased from revenues report a quarter before - from $73,389 to $56,212. This is due primarily to certain adjustments made to accrued revenues from the third quarter. These revenues were not billed for during the year, and most will be recognized during 2001. We expect that revenues from product sales will continue to grow as we launch new products and continue to increase our product offerings and services.

Gross  Profit

Gross profit is calculated as net sales less the cost of sales, which consists of the cost of developing and producing the products sold to customers. Gross profit exceeded net revenues due to the Company's focus on product development for the quarter ending December 31, 2000. As a result of these product development efforts, the Company's product offering grew from one test review course to five courses by the end of the quarter ending December 31, 2000. In addition, eknowledge will continue developing contracts for individual companies.

Marketing  and  Sales

Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures. Through the quarter ended December 31, 2000, the Company had not spent significant amounts on marketing and sales. The Company intends to increase these expenses as it continues its branding and marketing campaigns, and as it increases is sales efforts. As a result, the Company expects marketing and sales expenses to continue to increase significantly.

Product  Development

Product development expenses are reported as Cost of Sales and consist of payroll and related expenses for developing new products, developing and maintaining the Company's web sites and supporting technology.


General  and  Administrative

General and administrative ('G&A') expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses. These expenses increased dramatically in the quarter ended December 31, 2000 to $934,187. These costs increased dramatically over the prior year as the company built its management team and staffed its technical department. The Company expects these costs to continue to increase, as additional resources will be needed to support our new products and continue to offer new services.


 (D) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. In 2000, eKnowledge incurred $1,131,285 in net losses. This represents a dramatic increase from the prior year net loss of $19,449. This is due primarily to the increase in management and technical staff during the year, as well as the development of programs and content throughout the year. We developed five additional educational courses - GMAT, GRE, SAT, ACT and TOEIC. Additionally, we developed educational and training programs for a variety of clients in 2000, including Citibank, Data Aire, Citrus College, Nelson
Motivation, and others. The greatest expense is wages and salaries expense. This is due to the labor intensive nature of the work that we do. We expect these costs to continue to grow as we add personnel and continue to grow the business.

     REVENUES. We recognized approximately $56,200 of revenues during calendar year ending December 31, 2000. These sales are primarily derived from the sale of HOME-LSAT, our first product offering. These sales represent an increase from the prior year of over 10%. We expect to recognize revenues from the additional courses developed as well as from the sale of customized services for our clients.

     COSTS AND EXPENSES. Costs of development, which make up our Costs of Sales, were approximately $262,000 in 2000 and $14,537. The increase represents the development of course material for delivery via the Internet and CD-ROM. Additionally, we incurred approximately $934,000 in selling, general and administrative expenses in 2000 and approximately $51,000 in 1999. The dramatic increase in these costs comes from the increase in management and other individuals during the year. Included in these expenses are approximately $23,000 of depreciation and amortization expenses.

     NET INCOME (LOSS). Net loss for the fiscal year ended December 31, 2000 was approximately $1,131,285 or $0.06 loss per share, compared to a loss of $19,449, or $0.001 per share, for the fiscal year ended December 31, 1999. This dramatic increase over the previous year was primarily the result of the company increasing its management and administrative team as well as its technical staff. Further, these losses are the result of effort spent towards product development throughout the year.

     LIQUIDITY AND CAPITAL RESOURCES. We had a cash balance of $33,889 as of December 31, 2000 and $36 in 1999. As previously discussed, we believe that the cash balance of $33,989, in addition to anticipated investments will be sufficient to meet our anticipated cash needs. However, in order to meet our operating needs, we anticipate that we will need to raise additional funds. We are in current discussions with various potential investors. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity. Such a sale could result in additional dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

     There can be no assurance that you we be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders, Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

     LONG-TERM DEBT. On December 31, 2000, the Company had long-term debt of approximately $80,000. A significant portion of this debt is attributable to a shareholder loan. The loan is designed to be paid back over the next five years.


                         ITEM 7.  FINANCIAL STATEMENTS.

     Please see the Exhibit FK-00. The financial statements listed therein, attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein.


             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The following text is repeated from our Current Report on Form 8-k, dated August 28, 2000:

     "We have engaged a new Independent Auditor, prospectively, to review and comment on its next Annual Report, and to assist management in preparing other current reports. There has been no dispute of any kind or sort with any auditor on any subject. The new principal independent accounting firm is Merdinger, Fruchter, Rosen & Corso, P.S., 888 7th Avenue, New York, NY 10106, 212-757-8400, replacing Todd D. Chisholm cpa of Crouch, Bierwolf & Chisholm, our initial principal auditor. The decision to change accountants was recommended and approved by our new Board of Directors, following the change of control of this Reporting Corporation. The former auditor, Todd D. Chisholm cpa of Crouch, Bierwolf & Chisholm, neither resigned nor declined to stand for election. The former auditor's reports on the financial statements for either of the past two years contained no adverse opinion or disclaimer of opinion, nor were modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and later interim periods through the termination of the client-auditor relationship, there were no disagreements of the type described under Item 304(a)(1)(iv)(A) of Regulation S-B. The firm of Merdinger, Fruchter, Rosen & Corso, P.C. was engaged by the Board of Directors as the new certifying accountants on August 21, 2000."

     A letter addressed to the Securities and Exchanges Commission from the former auditor stating his agreement with the disclosures made in this filing is filed as a exhibit 16.1 thereto, and is incorporated herein by this reference

                                    PART III


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following persons are our officers and directors, having taken office April 17, 2000 (with the exception of Mr. Zouvas who has served since October of 1999), to serve until the next meeting of shareholder.

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

     MARK ZOUVAS was previously our Sole Officer & Director. He was elected August 12, 1999 and is nominated for re-election. Mr. Zouvas is 37 years old. He was appointed to the Board of Directors of the Company on October 5, 1999. He

served as the Company's Chief Financial Officer through December 31, 2000, a position he has held since September, 1997. From September 1993 to September, 1997, Mr. Zouvas worked for Vantage Capital Management Company in Chicago, Illinois. Mr. Zouvas has a BA from the University of California at Berkeley (Accounting and Real Estate). As a staff auditor with Price Waterhouse, he performed services for clients in the banking and real estate industries. Mr. Zouvas has been involved in several venture capital transactions over the past five years. He is a Licensed Real Estate Broker and an Accountant in California. Mr. Zouvas is currently a principal in Delphi Consulting Group that specializes in taking companies public through reverse-merger acquisitions. Mr. Zouvas is also the Chief Financial Officer of Power Exploration, Inc., a publicly traded oil exploration firm located in Fort Worth, Texas.

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

             The Remainder of this Page is Intentionally left Blank

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


 Name and Address of Beneficial Owner .  Shares            %
-------------------------------------------------------------
Gary S. Saunders. . . . . . . . . . . .  12,107,696    61.91
527 Redwing Circle
Corona CA 92882
-------------------------------------------------------------
Scott Hildebrandt . . . . . . . . . . .   1,000,000     5.11
1520 West Sixth Street, Suite 101
Corona, CA  92880
-------------------------------------------------------------
Chris DeSantis. . . . . . . . . . . . .     200,000     1.02
1520 West Sixth Street, Suite 101
Corona, CA  92880
-------------------------------------------------------------
Mark S. Zouvas. . . . . . . . . . . . .           0     0.00
1520 West Sixth Street, Suite 101
Corona, CA  92880
-------------------------------------------------------------
Wayne Saunders. . . . . . . . . . . . .      50,000     0.26
1520 West Sixth Street, Suite 101
Corona, CA  92880
-------------------------------------------------------------
All Officers and Directors as a Group .  13,357,696    68.31
-------------------------------------------------------------
Total Shares Issued and Outstanding (1)  19,555,556   100.00
-------------------------------------------------------------



(1) This is the total issued and outstanding for reference only. It is not the total of the previous columns.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.


             The Remainder of this Page is Intentionally left Blank

   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A)  FINANCIAL  STATEMENTS.  Please  see  Exhibit  Index  following.

 (B)  FORM  8-K  REPORTS.  None.

 (C) EXHIBIT INDEX. Attached hereto, as Exhibit FK-00 are Audited Financial Statements, for the years ended December 31, 2000, and 1999. The following additional documentary exhibits are incorporated by reference from our last annual report, for the year ended December 31, 1999, unless otherwise indicated.


--------------------------------------------------------------------------------
Exhibit         Description  of  Exhibit  (Incorporated  by  Reference)
--------------------------------------------------------------------------------
2.1     ARTICLES OF MERGER AND PLAN OF REORGANIZATION: Delaware to Nevada
--------------------------------------------------------------------------------
3.1     ARTICLES  OF  INCORPORATION
--------------------------------------------------------------------------------
3.2     RESTATED  ARTICLES  OF  INCORPORATION
--------------------------------------------------------------------------------
3.3     BY-LAWS
--------------------------------------------------------------------------------
16.1     Letter from former Auditor (Form 8-K: dated August 28, 2000.)
--------------------------------------------------------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                             EKNOWLEDGE GROUP, INC.


Dated:  March  29,  2001



 /s/  Gary  S.  Saunders      /s/Scott  Hildebrandt      /s/Chris  DeSantis
      Gary  S.  Saunders         Scott  Hildebrandt         Chris  DeSantis


 /s/Mark  S.  Zouvas      /s/Wayne  Saunders
    Mark  S.  Zouvas         Wayne  Saunders

                                       30


--------------------------------------------------------------------------------
                                  EXHIBIT FK-00

                          AUDITED FINANCIAL STATEMENTS
                    FOR YEARS ENDING DECEMBER 31, 2000, 1999
--------------------------------------------------------------------------------

                             eKNOWLEDGE GROUP, INC.

                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                                       32


                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


                                 C O N T E N T S

                                                            PAGE


INDEPENDENT  AUDITORS'  REPORT                                  34


CONSOLIDATED  BALANCE  SHEETS                                   35


CONSOLIDATED  STATEMENTS  OF  OPERATIONS                        36


CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS                       37


CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY              38


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                  39

                          INDEPENDENT AUDITORS' REPORT


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF eKNOWLEDGE GROUP, INC.

We have audited the accompanying consolidated balance sheet of eKNOWLEDGE GROUP, INC. AND SUBSIDIARY as of December 31, 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eKNOWLEDGE GROUP, INC. AND SUBSIDIARY as of December 31, 2000, and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/MERDINGER,  FRUCHTER,  ROSEN  &  CORSO,  P.C.
MERDINGER,  FRUCHTER,  ROSEN  &  CORSO,  P.C.
Certified  Public  Accountants

New  York,  New  York
March  13,  2001

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2000

                                                    2000              1999
--------------------------------------------------------------------------------
ASSETS
Current  assets
     Cash  and  cash  equivalents            $       33,889     $             36
     Inventory                                        6,638               14,221
     Employee  receivables                            3,293                    0
     Prepaid  expenses                                3,750                    0
                                             -----------------------------------
     Total  current  assets                          47,570               14,257

Property  and  equipment,  less
accumulated depreciation of $8,470 and $411          68,975                1,646

Intangible  assets,  net  of  accumulated  amortization
 of  $16,416  and  $842                              90,089               15,988
Deposits                                              7,637                    0
                                             -----------------------------------
          TOTAL  ASSETS                      $      214,271      $        31,891
                                             ===================================

LIABILITIES  AND  STOCKHOLDERS'  (DEFICIT)  EQUITY
Current  liabilities
     Accounts  payable                       $      153,478      $        12,022
     Accrued  expenses                               92,998                  800
     Notes  payable                                   7,500                    0
     Advances  from  shareholders                    94,000                    0
     Deposits  payable                                1,200                2,400
                                             -----------------------------------
          Total  current  liabilities               349,176               15,222
Long-term  liabilities
     Deferred  liabilities                            5,516                    0
     Loan  payable  -  shareholder                   75,995                9,500
                                             -----------------------------------
               Total  liabilities                   430,687               24,722
                                             -----------------------------------
Stockholders'  (deficit)  equity
Common  stock,  $.001  par  value;  50,000,000  shares
authorized;  19,555,556  and  15,155,556  shares
issued  and  outstanding                             19,556               15,156
Additional  paid-in-capital                         914,762               11,462
Accumulated  deficit                             (1,150,734)            (19,449)
                                             -----------------------------------
Total  stockholders'  (deficit)  equity            (216,416)               7,169
TOTAL  LIABILITIES  AND  STOCKHOLDERS'
 (DEFICIT)  EQUITY                           $      214,271       $       31,891
                                             ===================================

    The accompanying notes are an integral part of these consolidated financial statements.

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Initial  Period
                                                               June  1,  1999
                                            Year  Ended       (Inception)  to
                                            December  31,       December  31,
                                                2000                 1999
--------------------------------------------------------------------------------
Sales                                        $        56,212     $        46,256

Cost  of  sales                                      262,286              14,537
                                             -----------------------------------
Gross  profit                                       (206,074)             31,719
Selling,  general  and  administrative  expense      934,187              51,168
                                             -----------------------------------
Loss before other income and
provision for income taxes                        (1,140,261)           (19,449)
Interest  expense                                       (813)                 0
Interest  income                                       6,639                  0
Other  income                                          3,150                  0
                                             -----------------------------------
Loss  before  provision  for  income  taxes       (1,131,285)           (19,449)
Provision  for  income  taxes                              0                  0
                                             -----------------------------------
Net  loss                                    $    (1,131,285)    $      (19,449)
                                             ===================================
Loss  per  share,  basic  and  diluted       $         (0.06)    $             0
                                             ===================================
Weighted  average  shares  outstanding            18,272,223          15,155,556
                                             ===================================

    The accompanying notes are an integral part of these consolidated financial statements.

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               Initial  Period
                                                               June  1,  1999
                                            Year  Ended        (Inception)  to
                                            December  31,        December  31,
                                                2000                 1999
--------------------------------------------------------------------------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
Net  loss                                    $  (1,131,285)     $       (19,449)
Adjustments  to  reconcile  net  loss  to  net  cash
used  in  operating  activities
Depreciation  and  amortization                     23,633                1,253
Stock  based  compensation                          49,875                    0
Consulting  paid  through  note  payable                 0               10,000
Changes  in  assets  and  liabilities:
Inventory                                            7,583                5,086
Employee  receivables                               (3,293)                   0
Prepaid  expenses                                   (3,750)                   0
Deposits                                            (7,637)                   0
Accounts  payable                                  141,456               (1,031)
Accrued  expenses                                   92,198                  800
Deposits  payable                                   (1,200)                   0
Deferred  liabilities                                5,516                    0
                                             -----------------------------------
Net  cash  used  in  operating activities         (826,904)              (3,341)
                                             -----------------------------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
Acquisition  of  property  and  equipment          (75,388)                   0
Acquisition  of  intangible  assets                (25,000)                   0
Cash  acquired  through  acquisition               500,000                    0
                                             -----------------------------------
Net cash provided by investing activities          399,612                    0
                                             -----------------------------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
Net  proceeds  from  sale  of  common  stock       102,716                3,877
Additional  paid-in  capital                       190,434                    0
Advances  from  shareholders                        94,000                    0
Proceeds  of  notes  payable                        75,995                    0
Repayment  of  note  payable                        (2,000)                (500)
                                             -----------------------------------
Net cash  provided  by  financing  activities      461,145                3,377
                                             -----------------------------------
Net  increase  in  cash  and  cash  equivalents     33,853                   36

Cash and cash equivalents-beginning of period           36                    0
                                             -----------------------------------
Cash and cash equivalents-December 31,       $      33,889     $             36
                                             ===================================

SUPPLEMENTAL  CASH  FLOW  INFORMATION
     Cash  paid  during  the  year  for:
          Interest                           $         813     $              0
                                             ===================================
          Income  taxes                      $           0     $              0
                                             ===================================

    The accompanying notes are an integral part of these consolidated financial statements.

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                             AS OF DECEMBER 31, 2000

                                                                         Additional                              Total
                                                 Common  Stock             Paid-in        Accumulated         Stockholders'
                                              Shares       Amount          Capital           Deficit        (Deficit) Equity
----------------------------------------------------------------------------------------------------------------------------

Balance at June 1, 1999. . . . . . . . . . . .       0            0               0                0                     0

Sale of common stock . . . . . . . . .      15,155,556        15,156         11,462                0                26,618

Net loss . . . . . . . . . . . . . . . . . . .       0             0              0          (19,449)              (19,449)
                                            ------------------------------------------------------------------------------
Balance at December 31, 1999 . . . . .      15,155,556        15,156         11,462          (19,449)                7,169

Acquisition of public shell corporation. . . 4,400,000         4,400        495,600                0               500,000
Additional cash received in acquisition. . . . . .   0             0        190,434                0               190,434
Shares transferred by
shareholder for compensation                         0             0         39,875                0                39,875
Shares transferred by shareholder for consulting .   0             0         10,000                0                10,000
Options issued in acquisition of domain name . . .   0             0         64,675                0                64,675
Sale of treasury stock . . . . . . . . . . . . . .   0             0        102,716                0               102,716

Net loss . . . . . . . . . . . . . . . . . . . . .   0             0              0       (1,131,285)           (1,131,285)
                                            ------------------------------------------------------------------------------
Balance at December 31,  2000. . . . . . .  19,555,556        19,556        914,762       (1,150,734)             (216,416)
                                            ==============================================================================

    The accompanying notes are an integral part of these consolidated financial statements.

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE  1  -          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

                         Nature  of  Operations

eKnowledge Group, Inc. (the "Company") provides educational training courses over the internet and through other media sources. The Company was incorporated in the State of Nevada on June 1, 1999 and conducts its operations from facilities located in Corona, California.

                         Basis  of  Presentation

On April 17, 2000, Richmond Services, Inc. ("Richmond") and eKnowledge Group, Inc. ("eKnowledge") executed an Acquisition Agreement (the "Agreement"), that provided for Richmond acquiring all of the issued and outstanding common stock of eKnowledge and changing its name to eKnowledge Group, Inc. eKnowledge changed its name to eKnowledge Research Division, Inc. ("eKnowledge Research"). In connection with the transaction, the shareholders of eKnowledge received 15,155,556 shares of Richmond common stock for their 15,155,556 shares of eKnowledge which represented 77.5% of the Company. As a result of this transaction, the former shareholders of eKnowledge acquired or exercised control over a majority of the shares of Richmond. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of eKnowledge and, therefore, these financial statements represent a continuation of the accounting acquirer, eKnowledge, not Richmond, the legal acquirer. In accounting for the transaction:

i) eKnowledge is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values.

ii) Control of the net assets and business of Richmond was acquired effective April 17, 2000 (the "Effective Date"). This transaction has been accounted for as a purchase of the assets and liabilities of Richmond by eKnowledge. At the Effective Date, Richmond had cash of approximately $500,000 and some liabilities in the form of accounts payable. These payables were paid prior to the effective date under the terms of the transaction agreement.

iii) The consolidated statements of operations and cash flows include eKnowledge's results of operations and cash flows from June 1, 1999 (date of inception) and Richmond's results of operations from the Effective Date. Richmond had no operations subsequent to the effective date.

The consolidated financial statements include the accounts of eKnowledge Group, Inc. and its wholely owned subsidiary eKnowledge Research. All significant intercompany balances and transactions have been eliminated in consolidation.

                                Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period presented. Actual results could differ from those estimates.

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE  1  -          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

                         Revenue  and  Expense  Recognition

Revenues are recognized from the sale of course publications as products are shipped. Other revenues are recognized as earned or over the service period. Cost of sales includes the cost of production and development of related course materials. Such costs include professional consultation, printing, copying, and related promotional materials and costs.

                         Cash  and  Cash  Equivalents

                         The  Company  considers  all  highly liquid investments
purchased with original maturities of three months or less to be cash equivalents.

                         Concentration  of  Credit  Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

                         Fair  Value  of  Financial  Instruments

                         The  carrying  amounts  of  cash  and cash equivalents,
employee receivables, accounts payable, accrued expenses, shareholder advances payable and notes payable approximate fair value due to the relatively short maturity of these instruments.

                             Property and Equipment

               Property and equipment are stated at cost. Repair and maintenance costs are charged against income as incurred, while renewals and betterments are capitalized as additions to the related assets. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, primarily on a straight-line basis. The estimated service lives used in determining depreciation are five to seven years for computers, software, furniture and equipment.

Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed and any resulting gain or loss is credited or charged to operations.

                                    Inventory

                         Inventory  consists  of  brochures,  posters,  banners,
t-shirts, handouts, audiotapes, and other related materials that are provided to customers who purchase the products. Inventory is valued at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE  1  -          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

                         Intangible  Assets

                         The  Company's  intangible  assets  include  all
intellectual property, including course names, mailing lists, contracts and licenses for Home Education, Home LSAT, the World Wide Web address of Home-LSAT.com, eCorpED.com, eAfterschool.com, eTestPrep.com, eLifeEd.com, eClassicNotes.com, and eCollegeNotes.com. A license from the Law School Admissions Council, Inc. has been obtained for the use of prior testing questions.

                         Additionally,  the  Company's intangible assets include
the intellectual property rights associated with the trademark "eKnowledge". This includes all rights, interests and title to the name "eKnowledge" which has been registered with the U.S. Patent and Trademark Office.

                         Intangible  assets are being amortized over a period of
three  years.

Should events or circumstances occur subsequent to the acquisition of intangibles which bring into question the realizable value or impairment of the related intangible asset, the Company will evaluate the remaining useful life and balance of the intangible asset and make adjustments, if required. The Company's principal consideration in determining an impairment includes the strategic benefit to the Company of the particular asset as measured by undiscounted current and expected future operating income of that specified group of assets and expected undiscounted future cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds the fair value of that intangible asset as determined by valuation techniques available under the circumstances.

                                  Advertising

                         The  Company  expenses  advertising  costs  as they are
incurred. Advertising expense for the period ending December 31, 2000 and 1999 was $6,361 and $-0-, respectively.

                                Long-lived Assets

                         Long-lived  assets to be held and used are reviewed for
impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE  1  -          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

                                  Income Taxes

                         Income  taxes  are  provided for based on the liability
method of accounting pursuant to Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases.

                              Comprehensive Income

                         SFAS  No.  130,  "Reporting  Comprehensive  Income"
establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2000 and 1999, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying consolidated financial statements.

                               Earnings Per Share

                         The Company calculates earnings per share in accordance
with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding shares during the period. DEPS gives effect to all dilutive potential common shares during the period.

                         The  computation  of  DEPS  does not assume conversion,
exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. At December 31, 2000, the Company had 32,500 potentially dilutive securities outstanding.

                         On  March 31, 2000, the Company effected a 15.156 for 1
stock split. All share and per share amounts presented have been retroactively restated to reflect this stock split.

                         Stock-Based  Compensation

                         The  Company  has adopted the intrinsic value method of
accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted only the disclosure provisions of SFAS No. 123, "Stock Based Compensation", for equity instruments issued to employees. The Company applies all of the provisions of SFAS No. 123 to equity instruments issued to other than employees.

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE  2  -          PROPERTY  AND  EQUIPMENT

                         Property  and  equipment  is  summarized  as  follows:

                                                          December  31,
                                                    2000                1999
                                                --------------------------------
Furniture  and  equipment                       $     67,800      $      2,057
Software                                               7,564                 0
Improvements                                           2,081                 0
                                                --------------------------------
                                                      77,445             2,057
Less:  Accumulated  depreciation                       8,470               411

Net  book  value                                $     68,975     $       1,646


Depreciation expense recorded in the statement of operations for the periods ended December 31, 2000 and 1999 was $8,059 and $411, respectively.

Unamortized computer software at December 31, 2000 was $6,303. Amortization of computer software was $1,261 during the year ended December 31, 2000.

NOTE  3  -          INTANGIBLE  ASSETS

                         Amortization  of intangibles included in the statements
of operations for the periods ended December 31, 2000 and 1999 was $15,574 and $842, respectively.

In August 2000, the Company purchased the domain name and mark "eKnowledge.com" for $25,000 in cash and an option to purchase 32,500 shares of the Company's common stock, exercisable at $0.01 per share at any time beginning May 1, 2001 for a term of four years from May 1, 2001. These options have been valued at $64,675 using the Black Sholes option pricing model with the following assumptions: Risk free interest rate of 5.5%; volatility of 42%; expected dividend rate of 0%; expected life of 4.75 years. The fair value of the options has been added to the cost, for an aggregate amount of $89,675. The purchase gives the Company all rights, title and interest in the trademark "eKnowledge" as registered and maintained by the U.S. Patent and Trademark Office.

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE  4  -     NOTES  PAYABLE

          Convertible  Promissory  Notes

     The Company entered into a convertible promissory note agreement with Margie Whistler for $20,000 for consulting services. The note bears interest at 5 percent per annum. Principle and any accrued interest shall be due and payable upon the closing of a subsequent equity financing undertaken for the purpose of raising proceeds, or October 12, 2001, if no subsequent financing takes place. The provisions for conversion are available upon the closing of a subsequent financing prior to October 12, 2001, and provide that the holder may choose to have the balance due of this note plus all accrued and unpaid interest thereon automatically converted into shares of the Company's stock at a price of $1.50 per share. As of December 31, 1999, the Company had incurred expenses on the contract in the amount of $10,000 and paid $500. During the year ended December 31, 2000, the Company paid $2,000 towards the note. Additionally, during the same period, the Company incurred expenses for the contract balance of $10,000. On March 31, 2000, the holder of the note accepted 6,667 shares of common stock as payment of the additional $10,000. These shares were transferred by the majority shareholder of the Company.

     Loan  Payable  -  Shareholder

     The Company is obligated to a shareholder pursuant to a loan agreement bearing interest at the current 5 year treasury bill rate plus 2% (6.75% of December 31, 2000). Terms of the loan provide for no payments until January 2002. The loan will then be repaid monthly over 5 years, with annual principal payments of $15,200.

NOTE  5  -     CAPITAL  STOCK

     On April 17, 2000, Richmond issued 15,155,556 shares of stock for all the stock - 15,155,556 shares - of eKnowledge. Before the transaction, there were 4,400,000 shares of Richmond outstanding. After the transaction the ownership of Richmond was as follows:

                                                  Shares          Percent
                                              -------------------------------
          Original  shareholders
            (including  public  owners)        4,400,000             22.5
          Former  owners  of  eKnowledge      15,155,556             77.5
                                              ============================
               Total                          19,555,556            100.0


     Because the former owners of eKnowledge obtain control of Richmond, the transaction would normally be considered a purchase by eKnowledge. However, since Richmond is not a business, the transaction is accounted for as a recapitalization of eKnowledge and the issuance of stock by eKnowledge
(represented by the outstanding shares of Richmond) for the assets and liabilities of Richmond. The value of the net assets of Richmond is the same as their historical book value. As part of this recapitalization, Richmond shareholders agreed to pay all liabilities existing prior to the date of the transaction. Richmond's liabilities prior to the transaction were immaterial.

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE  5  -     CAPITAL  STOCK  (Continued)

     For the recapitalization, the Company's equity accounts are restated to reflect the 4,400,000 shares of the original shareholders of Richmond and the 15,155,556 shares issued based on the ratio of the exchange of 15,155,556 Richmond shares for 15,155,556 of eKnowledge shares. Currently, the Company is authorized to issue up to 50,000,000 shares of the common stock with a par value of $.001 per share.

     The Company has entered into various agreements with third parties to market shares of its common stock and to obtain financing. In connection with these agreements, the Company issued a total of 13,800,000 shares in the names of itself and the investment bankers. The shares were either to be held as collateral or sold to investors. As of December 31, 2000, none of the shares have been sold and no financing has been obtained. The six million shares held in the names of third parties are being returned and canceled. None of these shares are reflected as issued and outstanding in the financial statements.

NOTE  6  -          INCOME  TAXES

                         The components of the provision for income taxes are as
follows:

                                                         December  31,
                                                     2000              1999
--------------------------------------------------------------------------------
Current  Tax  Expense
U.S.  Federal                                    $           0     $           0
State  and  Local                                            0                 0
                                                 -------------------------------
Total  Current                                               0                 0
Deferred  Tax  Expense
U.S.  Federal                                                0                 0
State  and  Local                                            0                 0
                                                --------------------------------
Total  Deferred                                              0                 0


The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:


                                                         December  31,
                                                     2000              1999
--------------------------------------------------------------------------------
Federal  Income  Tax  Rate                              (34.0)%          (34.0)%
Effect  of  Valuation  Allowance                         34.0 %           34.0 %
                                                      --------------------------
Effective  Income  Tax  Rate                              0.0 %            0.0 %
                                                      ==========================

                         At December 31, 2000, the Company had net carry-forward
losses of approximately $1,151,000. Because of the current uncertainty of realizing the benefit of the tax carry-forwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry-forwards depends predominantly upon the Company's ability to generate taxable income during the carry-forward period.

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE  6  -     INCOME  TAXES  (Continued)

                         Deferred tax assets and liabilities reflect the net tax
effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                         Deferred  Tax  Assets
                              Loss  Carry-forwards          $     391,000
                              Less:  Valuation Allowance         (391,000)
                                                            --------------
                         Net  Deferred  Tax  Assets         $           0
                                                            ==============

                         Net  operating  loss  carry-forwards expire in 2019 and
2020.

NOTE  7  -          NON-CASH  FINANCIAL  ACTIVITIES

                         During  the  year  ended December 31, 2000, the Company
had  the  following  non-cash  activities:

- The Company issued options valued at $64,675 as partial consideration for the acquisition of intangible assets.

- The Company's principal shareholder transferred certain of his shares of the Company's common stock to employees and others. These shares have been valued at an aggregate of $49,875, and charged to expense in the financial statements.

- The Company's principal shareholder returned 116,000 of his shares, valued at $191,771 to the Company, for no consideration, to be held as treasury stock for future resale. These shares were sold for gross proceeds of $116,000 and net proceeds of $102,716.

NOTE  8  -          COMMITMENTS  AND  CONTINGENCIES

                         The  Company  conducts  its  operations  in  facilities
occupied pursuant to a lease expiring August 31, 2003. The lease calls for a current monthly rent of $4,425 plus common area charges of $2,011 per month. The lease also provides for scheduled annual increases in both the rental and common area charges. Future minimum lease payments are as follows:

                              2001          $   78,558
                              2002              81,282
                              2003              55,120

                         Rent  expense  included  in the statement of operations
for the years ended December 31, 2000 and 1999 is $48,340 and $1,339, respectively.

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE  9  -          ADVANCES  FROM  SHAREHOLDERS

                         The  Company  has received advances from 3 shareholders
aggregating $94,000 at December 31, 2000. These advances bear no interest and are repayable upon demand.

NOTE  10  -     GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net operating losses of $1,150,734 since inception and has a working capital deficit of $301,606. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management is continuing to pursue financial investments through private placement equity offerings. Currently, the Company has signed agreements for various private placements. Additionally, the Company has reached agreements with other companies for distribution of Company material through these company's existing distribution channels. Finally, the Company is entering into strategic joint venture agreements to create and distribute content, sharing cots of development.

NOTE  11  -     TREASURY  STOCK

     The principal shareholder of the Company has donated 116,000 shares of his common stock to the Company as treasury stock. The value of these shares, $191,771, has been recorded as treasury stock, with a corresponding credit to additional paid-in capital. These shares were sold for gross proceeds of $116,000. The entire amount has been credited against treasury stock.

