Form 10QSB
period 2001-03-31
EKNOWLEDGE GROUP INC
filed 2001-05-15
CIK 1045284

--------------------------------------------------------------------------------

                                GARY S. SAUNDERS
                                 CHAIRMAN & CEO
                       EKNOWLEDGE GROUP, INC. & SUBSIDIARY
                         1520 WEST 6TH STREET, SUITE 101
                            CORONA, CALIFORNIA  92882
            (NAME AND ADDRESS OF PERSON AUTHORIZED TO RECEIVE NOTICES
          AND COMMUNICATIONS ON BEHALF OF THE PERSON FILING STATEMENT)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                     34700 PACIFIC COAST HIGHWAY, SUITE 303
                           CAPISTRANO BEACH, CA 92624
                                 (949) 248-9561
                               FAX (949) 248-1688
--------------------------------------------------------------------------------


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF
          THE  SECURITIES  EXCHANGE  ACT  OF  1934
          FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2001

     [  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
          OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
          FOR  THE  TRANSITION  PERIOD  FROM  ____________  TO  ____________


                       COMMISSION  FILE  NUMBER:  000-28881


                       EKNOWLEDGE GROUP, INC. & SUBSIDIARY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA                                                                76-0430898
(JURISDICTION  OF  INCORPORATION)          (I.R.S.EMPLOYER  IDENTIFICATION  NO.)

1520  W.  6TH  STREET,  SUITE  101,  CORONA,  CALIFORNIA                   92882
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)                         (ZIP  CODE)

REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE:         (909)  372-2800


AS  OF  MARCH  31,  2001,  THE  NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S
COMMON  STOCK  WAS  19555,556.


TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK ONE): YES [ ]   NO [X]

                          PART  I:  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

THE FINANCIAL STATEMENTS, FOR THE THREE MONTHS ENDED MARCH 31, 2001, INCLUDED HEREIN HAVE BEEN PREPARED BY THE COMPANY, WITHOUT AUDIT PURSUANT TO THE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION. CERTAIN INFORMATION AND FOOTNOTES DISCLOSURE NORMALLY INCLUDED IN FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES HAVE BEEN CONDENSED OR OMITTED PURSUANT TO SUCH RULES AND REGULATIONS, ALTHOUGH THE COMPANY BELIEVES THAT THE DISCLOSURES ARE ADEQUATE TO MAKE THE INFORMATION NOT MISLEADING.

                 THE REST OF THE PAGE INTENTIONALLY LEFT BLANK

                      EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                                  BALANCE SHEET
                        AS OF MARCH 31, 2001 AND 2000 AND
                          YEAR ENDED DECEMBER 31, 2000

                                     (unaudited)
                                    March 31, 2001

ASSETS
CURRENT  ASSETS
Cash and Cash Equivalents                           5,498
Accounts Receivable                                 4,450
Employee Receivable                                 3,293

Inventory. . . . . . . . . . . . . . . . . .       5,722
Prepaid Expenses . . . . . . . . . . . . . .       1,875
                                              -----------
TOTAL CURRENT ASSETS . . . . . . . . . . . .      20,838
PROPERTY AND EQUIPMENT
Furniture and Equipment. . . . . . . . . . .      79,358
Less: Accumulated Depreciation . . . . . . .     (12,511)
                                              -----------
PROPERTY AND EQUIPMENT, NET. . . . . . . . .      66,847
OTHER ASSETS
Deposits - Rent. . . . . . . . . . . . . . .       7,637
Intangible Assets. . . . . . . . . . . . . .     106,505
Less: Accumulated Amortization . . . . . . .     (25,291)
                                              -----------
TOTAL OTHER ASSETS . . . . . . . . . . . . .      88,851
                                              -----------
TOTAL ASSETS . . . . . . . . . . . . . . . .     176,536
                                              ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts Payable . . . . . . . . . . . . . .     130,113
Accrued Expenses . . . . . . . . . . . . . .     109,202
Notes Payable. . . . . . . . . . . . . . . .       7,500
Deposits Payable . . . . . . . . . . . . . .       1,200
                                              -----------
TOTAL CURRENT LIABILITIES. . . . . . . . . .     248,015
LONG-TERM LIABILITIES
Note Payable . . . . . . . . . . . . . . . .     100,422
Other Liabilities. . . . . . . . . . . . . .       4,865
Loans from Shareholders. . . . . . . . . . .     304,992
                                              -----------
TOTAL LONG-TERM LIABILITIES. . . . . . . . .     410,279
                                              -----------
TOTAL LIABILITIES. . . . . . . . . . . . . .     658,294
STOCKHOLDER'S EQUITY
Common Stock . . . . . . . . . . . . . . . .      19,556
Additional Paid-in Capital . . . . . . . . .     990,237
Accumulated Deficit. . . . . . . . . . . . .  (1,491,552)
                                              -----------
TOTAL STOCKHOLDER'S EQUITY . . . . . . . . .    (481,759)
                                              -----------
  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     176,536
                                              ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                             STATEMENT OF OPERATIONS
                 FOR QUARTERS ENDED MARCH 31, 2001 AND 2000 AND
                          YEAR ENDED DECEMBER 31, 2000

                                                   (UNAUDITED)       (UNAUDITED)
                                              MARCH 31, 2001    MARCH 31, 2000
                                              ----------------  ----------------
Sales. . . . . . . . . . . . . . . . . . . .  $        21,703   $         7,720
Cost of sales. . . . . . . . . . . . . . . .           94,990             6,595
                                              ----------------  ----------------
Gross profit . . . . . . . . . . . . . . . .          (73,287)            1,125
Selling, general and administrative expenses          267,499            45,299
                                              ----------------  ----------------
Loss before other income & provision
of taxes . . . . . . . . . . . . . . . . . .         (340,786)          (44,174)
Interest expense . . . . . . . . . . . . . .              (86)                0
Interest income. . . . . . . . . . . . . . .               55                 1
Other income . . . . . . . . . . . . . . . .                0             2,049
                                              ----------------  ----------------
Loss before provision for income taxes . . .         (340,818)          (42,125)
Provision for income taxes . . . . . . . . .                0                 0
                                              ----------------  ----------------
Net loss . . . . . . . . . . . . . . . . . .         (340,818)          (42,125)
                                              ================  ================
Weighted average shares outstanding. . . . .       19,555,556        15,155,556
                                              ================  ================
Loss per share, basic & diluted. . . . . . .            (0.02)            (0.00)
                                              ================  ================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS
                 FOR QUARTERS ENDED MARCH 31, 2001 AND 2000 AND
                          YEAR ENDED DECEMBER 31, 2000

                                                       (unaudited)       (unaudited)
                                                  March 31, 2001    March 31, 2000
                                                  ----------------  ----------------
CASH FLOWS FROM OPERATION ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . .  $      (340,818)  $       (42,125)
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and Amortization. . . . . . . . . .           12,917               411
Stock Compensation . . . . . . . . . . . . . . .                0                 0
Consulting Services for Stock. . . . . . . . . .                0                 0
Accounts Receivable. . . . . . . . . . . . . . .           (4,450)                0
Employee Receivable. . . . . . . . . . . . . . .                0                 0
Inventory. . . . . . . . . . . . . . . . . . . .              916                 0
Prepaid Expenses . . . . . . . . . . . . . . . .            1,875                 0
Deposits - Rent. . . . . . . . . . . . . . . . .                0              (762)
Accounts Payable . . . . . . . . . . . . . . . .          (23,365)                0
Accrued Expenses . . . . . . . . . . . . . . . .           16,203                 0
Deposits Payable . . . . . . . . . . . . . . . .                0             1,400
Deferred Liab. . . . . . . . . . . . . . . . . .             (651)
NET CASH PROVIDED BY OPERATIONS. . . . . . . . .         (337,372)          (41,076)
                                                  ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Furniture and Equipment. . . . . . . . . . . . .           (1,913)           (2,057)
Intangible Assets. . . . . . . . . . . . . . . .                0                 0
Cash acquired through acquisition. . . . . . . .                0                 0
                                                  ----------------  ----------------
NET CASH PROVIDED BY INVESTING . . . . . . . . .           (1,913)           (2,057)
                                                  ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable. . . . . . . . . . . . . . . . . .           24,427                 0
Loans from Shareholders. . . . . . . . . . . . .          210,992                 0
Issuance of common stock and contributed capital           75,475           150,900
Consulting Services for Stock. . . . . . . . . .                0                 0
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . .          310,894           150,900
                                                  ----------------  ----------------
NET INCREASE IN CASH . . . . . . . . . . . . . .  $       (28,391)  $       107,767
                                                  ================  ================
CASH BALANCE AT BEGINNING OF PERIOD. . . . . . .           33,889                 0
                                                  ----------------  ----------------
CASH BALANCE AT END OF PERIOD. . . . . . . . . .            5,498           107,767
                                                  ================  ================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
                 FOR QUARTERS ENDED MARCH 31, 2001 AND 2000 AND
                            AS OF MARCH 31, 2001

                                                     ADDITIONAL  TOTAL
                                                     PAID-IN     ACCUMULATED   STOCKHOLDERS'
        DESCRIPTION . . . . . . . . . . . . . . . .  SHARES      AMOUNT        CAPITAL          DEFICIT       EQUITY
---------------------------------------------------  ----------  ------------  ---------------  ------------  ------------
BALANCE, 6/1/99 (INCEPTION) . . . . . . . . . . . .           0  $          0  $            0   $         0   $         0
Issuance of common stock, 6/1/99. . . . . . . . . .   1,000,000         1,000          25,618             0        26,618
Net (loss) at 12/31/99. . . . . . . . . . . . . . .           0             0               0       (19,449)      (19,449)
BALANCE , 12/31/99. . . . . . . . . . . . . . . . .   1,000,000         1,000          25,618       (19,449)        7,169
Stock Split, 3/31/00. . . . . . . . . . . . . . . .  14,155,556        14,156         (14,156)            0             0
Acquisition of public shell corporation, 4/17/00. .   4,400,000         4,400         495,600             0       500,000
Shares transferred by shareholder for services. . .           0             0         190,434             0       190,434
Shares transferred by shareholder for compensation.           0             0          39,875             0        39,875
Shares transferred by shareholder for consulting. .           0             0          10,000             0        10,000
Acquisition of eKnowledge.com, 8/19/00. . . . . . .           0             0          64,675             0        64,675
Shares issued in European placement . . . . . . . .           0             0         102,716             0       102,716
Net (loss) for period ended 12/31/00. . . . . . . .           0             0               0    (1,131,285)   (1,131,285)
BALANCE , 12/31/00. . . . . . . . . . . . . . . . .  19,555,556        19,556         914,762    (1,150,734)     (216,416)
Shares issued in European placement . . . . . . . .           0             0          75,475             0        75,475
Net (loss) for period ended 3/31/01 . . . . . . . .           0             0               0      (340,818)     (340,818)
BALANCE, 3/31/01. . . . . . . . . . . . . . . . . .  19,555,556        19,556         990,237    (1,491,552)     (481,759)
                                                     ==========  ============  ===============  ============  ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR QUARTERS ENDED MARCH 31, 2001 AND 2000 AND
                          YEAR ENDED DECEMBER 31, 2000

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

                      EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR QUARTERS ENDED MARCH 31, 2001 AND 2000 AND
                          YEAR ENDED DECEMBER 31, 2000

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

NOTE  2  -  LOANS  PAYABLE  -  SHAREHOLDER

The Company is obligated to a shareholder pursuant to a loan agreement bearing interest at the current 5 year treasury bill rate plus 2% (6.75% of December 31, 2000). Terms of the loan provide for no payments until January 2002. The loan will then be repaid monthly over 5 years, with annual principal payments of $15,200.

Additionally, the Company is further obligated to other shareholders who have advanced amounts to the Company. The terms of these loans are pay upon demand and provide no stated interest rate.

NOTE  3  -  CAPITAL  STOCK

On  April 17, 2000, Richmond issued 15,155,556 shares of stock for all the stock
- 15,155,556 shares - of eKnowledge. Before the transaction, there were 4,400,000 shares of Richmond outstanding. After the transaction the ownership of Richmond was as follows:

                                           Shares           Percent
          ----------------------------------------------------------
          Original  shareholders
            (including  public  owners)       4,400,000        22.5
          Former  owners  of  eKnowledge     15,155,556        77.5
          ----------------------------------------------------------
               Total                         19,555,556       100.0
          ==========================================================

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

The Company has entered into various agreements with third parties to market shares of its common stock and to obtain financing. In connection with these agreements, the Company issued a total of 13,800,000 shares in the names of itself and the investment bankers. The shares were either to be held as collateral or sold to investors. As of March 31, 2001, none of the shares have been sold and no financing has been obtained. The six million shares held in the names of third parties are being returned and canceled. None of these shares are reflected as issued and outstanding in the financial statements.

NOTE  4  -  NON-CASH  FINANCIAL  ACTIVITIES

     During the quarter ended March 31, 2001, the Company had the following non-cash activities:

- The Company's principal shareholder returned 80,000 of his shares, valued at $87,400 to the Company, for no consideration, to be held as treasury stock for future resale. These shares were sold for net proceeds of $75,475.

NOTE  65-  ADVANCES  FROM  SHAREHOLDERS

The Company had advances from 2 shareholders aggregating $210,992 during the quarter ended March 31, 2001. These advances bear no interest and are repayable upon demand.


UNAUDITED  INFORMATION

THE INFORMATION FURNISHED HEREIN WAS TAKEN FROM THE BOOKS AND RECORDS OF THE COMPANY WITHOUT AUDIT. HOWEVER, SUCH INFORMATION REFLECTS ALL ADJUSTMENTS WHICH ARE, IN THE OPINION OF MANAGEMENT, NECESSARY TO PROPERLY REFLECT THE RESULTS OF THE PERIOD PRESENTED. THE INFORMATION PRESENTED IS NOT NECESSARILY INDICATIVE OF THE RESULTS FROM OPERATIONS EXPECTED FOR THE FULL FISCAL YEAR.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Report. The discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements.

                                    OVERVIEW

EKNOWLEDGE IS A LEADING PROVIDER OF E-LEARNING SERVICES AND PRODUCTS, delivering interactive multimedia training and education programs over the Internet or on CD-ROM. The company sits on the cutting edge of technology by incorporating streaming video into many eKnowledge designed programs.

THE EKNOWLEDGE SERVICES consist of taking other organizations' training, education, marketing, and other programs and custom building them for delivery over the Internet or on CD-ROM. By determining the organization's objectives and how the program will be accessed, eKnowledge custom designs the program to include the features which will achieve the program objectives while providing the users with the best available method of delivery.

As one of the few providers of custom designed programs featuring video-streaming, eKnowledge handles all aspects of development which the client requires, from video production through hosting of the final product. eKnowledge is renowned for delivering effective video based solutions to all users, regardless of their Internet connection speed. eKnowledge programs effectively supplement or replace existing live training, while offering the organization with the ability to track user participation and performance.

eKnowledge offers services to corporations in the areas of employee training, product training, computer applications training, customer service, and marketing and sales. In addition, eKnowledge develops the programs of consultants, publishers, universities, and professional and trade associations.

THE EKNOWLEDGE PRODUCTS consist of e-learning programs which are available for purchase by organizations or individuals. Products are created by either the eKnowledge content development department, or in a joint venture with other organizations that have subject matter experts. Joint venture products are resold by organizations on a revenue share basis. The eKnowledge products are in the areas of Corporate and Professional Training, Academic Programs, and Standardized Test Preparations.

The services and products of eKnowledge are supported by a professional team of experts in technical course design, custom content development, strategic consulting, and systems integration.

REVENUES are derived from contracts for services and product sales. FEES ON CONTRACTS FOR SERVICES are determined by the length of the program being developed, the complexity of the program features, the level of participation in the design and content development, and any continuing service or support to be provided. Revenues on contracts for services are generally recognized in periodic scheduled payments spanning the life of the project. REVENUES FROM PRODUCT SALES are currently recognized in their entirety upon the sale for all products developed by the eKnowledge content development team. Joint venture product sales where e-commerce is managed by eKnowledge, revenues are recognized immediately. For joint venture product sales where commerce is managed by the other organization, eKnowledge revenue will be recognized upon a scheduled accounting of sales.

eKnowledge incurred net losses of $1,131,285 in 2000, and $340,818 in the three months ending March 31, 2001, and has yet to achieve operating income or net income. In the fourth quarter of 2000, eKnowledge shifted the business model to the current model of services and products. Limited operating history under the services and products business model, combined with the emerging nature of the e-learning market, among other factors, make the prediction of our future operating results relatively difficult.

Until the second quarter of 2000, eKnowledge was engaged in a business plan geared at providing an array of e-learning products to six target markets, four of which were academic in nature. Starting the third quarter of 2000, drawn by market demands, the focus began to shift toward providing corporate e-learning solutions as a primary objective, with the education market as a secondary point of focus. In the forth quarter of 2000, the business model was formally shifted to the current model of services and products. While current business and prospects under this model are demonstrating great promise, there is little operating history on which to evaluate our performance.

eKnowledge has experienced growth in its client base, in the amount of intellectual property owned by the company, and in the number of joint venture products expected to produce significant revenues. However, the company must invest in infrastructure growth, intellectual property development, and continued marketing, among other things. As a result, the company expects to continue to incur annual operating losses through 2001. Profitability is projected for August 2002, but there can be no assurance that eKnowledge will achieve profitability or, if profitability is achieved, that it will be sustained.

                                FUNDING ANALYSIS

On April 22, 2001, eKnowledge entered into an executed agreement with H. Pester of German concern ICCF, whereby an equity investment of $5,000,000.00 US will be infused in June of 2001. Additionally, the company has secured an additional timed investment of $1,000,000 over the next six months through TMG of Switzerland. This $6 million infusion will sustain eKnowledge through at least the end of 2003, even in the event of a significant economic downturn.


                              RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000.

REVENUE

TOTAL REVENUE increased from $7,720 in the three months ended March 31, 2000 to $21,703 in the three months ended March 31, 2001.

COST  OF  SALES

TOTAL COST OF SALES increased from $6,596 in the three months ended March 31, 2000 to $94,990 in the three months ended March 31, 2001. The increases were attributable the increase in the number and types of products being developed.

SALES  AND  MARKETING

SALES AND MARKETING EXPENSES consist of sales and marketing personnel costs, as well as travel, trade shows, public relations, and other marketing literature and overhead. Sales and marketing expenses were $10,629 in the three months ended March 31, 2000 and $37,174 in the three months ended March 31, 2001. The increase was due to the development of sales and marketing departments in-house and the launch of an aggressive trade show / lead generation campaign, both in January 2001, compared with relatively little spending in this area over the same time period in 2000. Sales and marketing expenses are expected to continue to increase in absolute dollars in the future as we continue to increase our sales and marketing efforts in both services and products.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, executive and other personnel. General and administrative expenses increased from $45,299 for the three months ended March 31, 2000 to $267,499 in the three months ended March 31, 2001. The increase is due to the increased number of employees and increased business activities. General and administrative expenses are expected to increase in absolute dollars in the future.

                          PART  II:  OTHER  INFORMATION

ITEM 5. OTHER INFORMATION. OUR REGISTRATION STATEMENT WAS VOLUNTARILY FILED PURSUANT TO SECTION 12(G) OF THE SECURITIES EXCHANGE ACT OF 1934, IN ORDER TO COMPLY WITH THE REQUIREMENTS OF THE NATIONAL ASSOCIATION OF SECURITIES DEALERS FOR QUOTATION ON THE OVER-THE-COUNTER BULLETIN BOARD, OFTEN CALLED ?OTCBB?. THIS REGISTRANT'S COMMON STOCK IS NOT PRESENTLY QUOTED ON ANY EXCHANGE AT THE PRESENT TIME. THE REQUIREMENTS OF THE OTCBB ARE THAT THE FINANCIAL STATEMENTS AND INFORMATION ABOUT THE REGISTRANT BE REPORTED PERIODICALLY TO THE SECURITIES AND EXCHANGE COMMISSION ("SEC") AND BE AND BECOME INFORMATION THAT THE PUBLIC CAN ACCESS EASILY. THIS REGISTRANT WISHES TO REPORT AND PROVIDE DISCLOSURE VOLUNTARILY, AND WILL FILE PERIODIC REPORTS IN THE EVENT THAT ITS OBLIGATION TO FILE SUCH REPORTS IS SUSPENDED UNDER THE EXCHANGE ACT. OUR 1934 ACT REGISTRATION BECAME EFFECTIVE AND CLEAR OF COMMENTS BY THE STAFF OF THE SEC ON JANUARY 31, 2001. NOW THAT WE ARE ELIGIBLE FOR CONSIDERATION FOR QUOTATION ON THE OTCBB, MANAGEMENT HAS SUBMITTED DOCUMENTATION TO ONE OR MORE NASD MEMBERS FOR PERMISSION TO PUBLISH QUOTES FOR THE PURCHASE AND SALE OF THE SHARES OF THE COMMON STOCK OF THE REGISTRANT ON THE OTCBB.


SIGNATURES


IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


/s/Gary Saunders
   Gary Saunders
   President


