Form 10QSB
period 2001-06-30
EKNOWLEDGE GROUP INC
filed 2001-08-20
CIK 1045284

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

     [X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF
          THE  SECURITIES  EXCHANGE  ACT  OF  1934
          FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2001

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


AS OF JUNE 30, 2001, THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK WAS 24,365,052.


TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK ONE): YES [ ]   NO [X]

PART  I:  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

THE FINANCIAL STATEMENTS, FOR THE SIX MONTHS ENDED JUNE 30, 2001, INCLUDED HEREIN HAVE BEEN PREPARED BY THE COMPANY, WITHOUT AUDIT PURSUANT TO THE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION. CERTAIN INFORMATION AND FOOTNOTES DISCLOSURE NORMALLY INCLUDED IN FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES HAVE BEEN CONDENSED OR OMITTED PURSUANT TO SUCH RULES AND REGULATIONS, ALTHOUGH THE COMPANY BELIEVESTHAT THE DISCLOSURES ARE ADEQUATE TO MAKE THE INFORMATION NOT MISLEADING.

                      EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                                  BALANCE SHEET
        AS  OF  JUNE  30,  2001  AND  2000  AND  DECEMBER  31,  2000

                                                      (unaudited)     (unaudited)        (audited)
                                                     June 30, 2001   June 30, 2000   December 31, 2000
                                                    ---------------  --------------  ------------------
ASSETS
                                                    CURRENT ASSETS
    Cash and Cash Equivalents. . . . . . . . . . .          15,719         358,036              33,889
    Receivable . . . . . . . . . . . . . . . . . .           1,343          30,084               3,293
    Inventory. . . . . . . . . . . . . . . . . . .           4,218          10,708               6,638
    Prepaid Expenses . . . . . . . . . . . . . . .           1,875          18,191               3,750
                                                                     --------------
      TOTAL CURRENT ASSETS . . . . . . . . . . . .          23,155         417,019              47,570
  PROPERTY AND EQUIPMENT
    Furniture and Equipment. . . . . . . . . . . .          83,916          27,853              77,445
    Less: Accumulated Depreciation . . . . . . . .         (16,553)         (1,907)             (8,470)
                                                    ---------------  --------------  ------------------
      PROPERTY AND EQUIPMENT, NET. . . . . . . . .          67,363          25,946              68,975
  OTHER ASSETS
    Deposits - Rent. . . . . . . . . . . . . . . .           7,637          10,606               7,637
    Intangible Assets. . . . . . . . . . . . . . .         105,663          16,829             106,505
    Less: Accumulated Amortization . . . . . . . .         (33,325)         (1,683)            (16,416)
      TOTAL OTHER ASSETS . . . . . . . . . . . . .          79,975          25,752              97,726
                                                    ---------------  --------------  ------------------
      TOTAL ASSETS . . . . . . . . . . . . . . . .         170,493         468,717             214,271
                                                    ===============  ==============  ==================

LIABILITIES AND STOCKHOLDER'S EQUITY
  CURRENT LIABILITIES
    Accounts Payable . . . . . . . . . . . . . . .         427,950           3,611             153,478
    Accrued Expenses . . . . . . . . . . . . . . .         229,594          92,998
    Notes Payable. . . . . . . . . . . . . . . . .           7,500               -               7,500
    Deposits Payable . . . . . . . . . . . . . . .           1,200           1,000               1,200
      TOTAL CURRENT LIABILITIES. . . . . . . . . .         666,244           4,611             255,176
  LONG-TERM LIABILITIES
    Note Payable . . . . . . . . . . . . . . . . .          99,995           7,500              75,995
    Other Liabilities. . . . . . . . . . . . . . .           4,214               -               5,516
    Loans from Shareholders. . . . . . . . . . . .         132,222               -              94,000
                                                    ---------------  --------------  ------------------
      TOTAL LONG-TERM LIABILITIES. . . . . . . . .         236,432           7,500             175,511
                                                    ---------------  --------------  ------------------
  TOTAL LIABILITIES. . . . . . . . . . . . . . . .         902,675          12,111             430,687
STOCKHOLDER'S EQUITY
    Common Stock . . . . . . . . . . . . . . . . .          24,365          19,556              19,556
    Additional Paid-in Capital . . . . . . . . . .       1,212,848         766,038             914,762
    Accumulated Deficit. . . . . . . . . . . . . .      (1,969,395)       (328,988)         (1,150,734)
                                                    ---------------  --------------  ------------------
      TOTAL STOCKHOLDER'S EQUITY . . . . . . . . .        (732,182)        456,606            (216,416)
                                                                     --------------  ------------------
        TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         170,493         468,717             214,271
                                                    ===============  ==============  ==================

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.

                      EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                             STATEMENT OF OPERATIONS
          FOR THE SIX MONTHS AND QUARTERS ENDED JUNE 30, 2001 AND 2000

                                                       (UNAUDITED)                        (UNAUDITED)
                                                     SIX MONTHS ENDED                    QUARTER ENDED
                                               JUNE 30, 2001    JUNE 30, 2000    JUNE 30, 2001    JUNE 30, 2000
                                              ---------------  ---------------  ---------------  ---------------
Sales. . . . . . . . . . . . . . . . . . . .  $       62,163   $       36,369   $       40,460   $       30,429
Cost of sales. . . . . . . . . . . . . . . .         138,906           76,294           43,916           76,294
                                              ---------------  ---------------  ---------------  ---------------
Gross profit . . . . . . . . . . . . . . . .         (76,743)         (39,925)          (3,456)         (45,865)

Selling, general and administrative expenses         741,888          292,676          437,722          245,042
                                              ---------------  ---------------  ---------------  ---------------
Loss before other income & provision
  of taxes . . . . . . . . . . . . . . . . .        (818,631)        (332,601)        (441,178)        (290,907)
Interest expense . . . . . . . . . . . . . .             (86)               -                -                -
Interest income. . . . . . . . . . . . . . .              56            3,769                -            3,769
Other income . . . . . . . . . . . . . . . .               -           19,293                -           19,293
                                              ---------------  ---------------  ---------------  ---------------
Loss before provision for income taxes . . .        (818,661)        (309,539)        (441,178)        (267,845)
Provision for income taxes . . . . . . . . .               -                -                -                -
                                              ---------------  ---------------  ---------------  ---------------
Net loss . . . . . . . . . . . . . . . . . .        (818,661)        (309,539)        (441,178)        (267,845)
                                              ===============  ===============  ===============  ===============
Weighted average shares outstanding. . . . .      20,757,930       19,555,556       19,555,556       18,272,223
                                              ===============  ===============  ===============  ===============
Loss per share, basic & diluted. . . . . . .           (0.04)           (0.02)           (0.02)           (0.01)
                                              ===============  ===============  ===============  ===============

  THE ACCOMPANYING  NOTES  ARE  AN  INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS
                   FOR SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                        (unaudited)       (unaudited)        (audited)
                                                       June 30, 2001    June 30, 2000    December 31, 2000
                                                      ---------------  ---------------  -------------------
CASH FLOWS FROM OPERATION ACTIVITIES
  Net loss . . . . . . . . . . . . . . . . . . . . .  $     (818,661)  $     (309,539)  $       (1,131,285)
  ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and Amortization. . . . . . . . . .          24,992            2,338               23,633
    Stock Compensation . . . . . . . . . . . . . . .               -           58,542               39,875
    Consulting Services for Stock. . . . . . . . . .               -           10,000               10,000
    Receivables. . . . . . . . . . . . . . . . . . .           1,950          (30,084)              (3,293)
    Inventory. . . . . . . . . . . . . . . . . . . .           2,420            3,513                7,583
    Prepaid Expenses . . . . . . . . . . . . . . . .           1,875          (18,191)              (3,750)
    Deposits - Rent. . . . . . . . . . . . . . . . .               -          (10,606)              (7,637)
    Accounts Payable . . . . . . . . . . . . . . . .         274,472           (8,411)             141,456
    Accrued Expenses . . . . . . . . . . . . . . . .         136,595                -               92,198
    Deposits Payable . . . . . . . . . . . . . . . .               -           (1,400)              (1,200)
    Deferred Liab. . . . . . . . . . . . . . . . . .          (1,302)           5,516
    Income Tax Payable . . . . . . . . . . . . . . .               -             (800)
                                                                       ---------------
      NET CASH PROVIDED BY OPERATIONS. . . . . . . .        (377,659)        (304,638)            (826,904)
                                                      ---------------  ---------------  -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Furniture and Equipment. . . . . . . . . . . . .          (6,471)         (25,796)             (75,388)
    Intangible Assets. . . . . . . . . . . . . . . .             842                -              (25,000)
    Cash acquired through acquisition. . . . . . . .               -          500,000              500,000
                                                      ---------------  ---------------  -------------------
      NET CASH PROVIDED BY INVESTING . . . . . . . .          (5,629)         474,204              399,612
                                                      ---------------  ---------------  -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Notes Payable. . . . . . . . . . . . . . . . . .          24,000           (2,000)              73,995
    Loans from Shareholders. . . . . . . . . . . . .          38,222                -               94,000
    Issuance of common stock and contributed capital         261,419          190,434              102,716
    Common Stock - par value . . . . . . . . . . . .           4,809
    Consulting Services for Stock. . . . . . . . . .          36,668                -              190,434
      NET CASH PROVIDED BY FINANCING ACTIVITIES. . .         365,118          188,434              461,145
                                                      ---------------  ---------------  -------------------
    NET INCREASE IN CASH . . . . . . . . . . . . . .  $      (18,170)  $      358,000   $           33,853
                                                      ===============  ===============  ===================
  CASH BALANCE AT BEGINNING OF PERIOD. . . . . . . .          33,889               36                   36
                                                      ---------------  ---------------  -------------------
  CASH BALANCE AT END OF PERIOD. . . . . . . . . . .          15,719          358,036               33,889
                                                      ===============  ===============  ===================

  THE  ACCOMPANYING  NOTES  ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
                   FOR SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                                  ADDITIONAL                   TOTAL
                                                            COMMON STOCK           PAID-IN    ACCUMULATED  STOCKHOLDERS'
                                                        SHARES        AMOUNT       CAPITAL      DEFICIT       EQUITY
DESCRIPTION

BALANCE, 6/1/99 (INCEPTION) . . . . . . . . . . . .            -   $         -   $        -   $         -   $        -
Issuance of common stock, 6/1/99. . . . . . . . . .    1,000,000         1,000       25,618                     26,618
Net (loss) at 12/31/99. . . . . . . . . . . . . . .                                               (19,449)     (19,449)
Stock Split, 3/31/00. . . . . . . . . . . . . . . .   14,155,556        14,156      (14,156)                         -
Acquisition of public shell corporation, 4/17/00. .    4,400,000         4,400      495,600                    500,000
Shares transferred by shareholder for services. . .                                 190,434                    190,434
Shares transferred by shareholder for compensation.                                  39,875                     39,875
Shares transferred by shareholder for consulting. .                                  10,000                     10,000
Acquisition of eKnowledge.com, 8/19/00. . . . . . .                                  64,675                     64,675
Shares issued in European placement . . . . . . . .                                 102,716                    102,716
Net (loss) for period ended 12/31/00. . . . . . .                                          .   (1,131,285)   (1,131,285)
Shares issued in European placement, 3/31/01. . . .                                 102,716                    102,716
Shares issued for services/consulting . . . . . . .    2,000,000         2,000       34,668                     36,668
Shares issued in European placement, 6/30/01. . . .    2,809,496         2,809      160,702                    163,512
Net (loss) for period ended 6/30/01 . . . . . . . .                                              (818,661)     (818,661)

BALANCE, 6/30/01. . . . . . . . . . . . . . . . . .   24,365,052   $    24,365   $1,212,848   $(1,969,395)  $(732,182)
                                                     ============  ============  ===========  ============  ==========

  THE  ACCOMPANYING  NOTES  ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NOTES  TO  FINANCIAL  STATEMENTS

                      EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR QUARTERS ENDED JUNE 30, 2001 AND 2000

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  Operations
----------------------
eKnowledge Group, Inc. (the "Company") provides educational training courses over the internet and through other media sources. The Company was incorporated in the State of Nevada on June 1, 1999 and conducts its operations from facilities located in Corona, California.

The consolidated financial statements include the accounts of eKnowledge Group, Inc. and its wholly owned subsidiary eKnowledge Research. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue  and  Expense  Recognition
----------------------------------
Revenues are recognized from the sale of course publications as products are shipped. Other revenues are recognized as earned. Cost of sales includes the cost of production and development of related course materials. Such costs include professional consultation, printing, copying, and related promotional materials and costs.

Interim  Financial  Information
-------------------------------
The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.


NOTE  2  -  LOANS  PAYABLE  -  SHAREHOLDER

The Company is obligated to a shareholder pursuant to a loan agreement bearing interest at the current 5 year treasury bill rate plus 2% (6.75% of December 31, 2000). Terms of the loan provide for no payments until January 2002. The loan will then be repaid monthly over 5 years, with annual principal payments of $15,200.

Additionally, the Company is further obligated to other shareholders who have advanced amounts to the Company. The terms of these loans are payable upon demand and provide no stated interest rate.

NOTE  3  -  CAPITAL  STOCK

The Company has entered into various agreements with third parties to market shares of its common stock and to obtain financing. In connection with these agreements, the Company issued a total of over 13,800,000 shares in the names of itself and its investment bankers. Of the total, approximately 2,800,000 shares were distributed for cash investment during the quarter ended June 30, 2001.

In June of 2001, the Board of Directors authorized the issuance of up to 3,138,000 shares of the Common stock pursuant to the Company's 2001 STOCK COMPENSATION PLAN (Compensation Plan). The Compensation Plan awards stock options in an effort to further compensate its existing employees and officers and non-employee directors and consultants, secure their continued employment effort, and attract highly qualified employees and consultants, as they are needed. As of June 30, 2001, approximately 2,000,000 of the shares have been distributed as payment for services.


NOTE  4  -  NON-CASH  FINANCIAL  ACTIVITIES

     During the six months ended June 30, 2001, the Company had the following non-cash activities:

- The Company's principal shareholder returned 80,000 of his shares, valued at $87,400 to the Company, for no consideration, to be held as treasury stock for future resale. These shares were sold for net proceeds of $75,475.

- On June 4, the Company entered into two separate agreements for consulting services. The agreements entitle the consultants to 1,000,000 shares each in lieu of cash. The consulting services are to be rendered over twelve months, and call for a prorata return of shares in the event the services stopped before the end of the twelve months. At the date of the agreements, the Company's stock was trading at $.22 per share. At June 30, approximately 1/12 of each contract was earned, or $18,334 per contract. A total of $36,668 was charged to consulting expenses.


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

Our work product introduced us to Fisher & Phillips, and the founding of Prevention Point below

PREVENTIONPOINT

PreventionPoint is an online Human Resources community that provides training and services geared toward litigation prevention and risk limitation, including:

-     Online  compliance  training  for  managers  and  employees.
- Referrals to Preferred HR Service Providers. These are vendors that provide preventative services, like screening, drug testing, etc.
-     Customizable  employee handbooks, as well as HR forms and compliance kits.

Prevention Point is a Joint Venture between eKnowledge and Fisher & Phillips, a prestigious labor law firm established in 1943. $500,000 dollars in funding and $500,000 in intellectual property has been committed to Prevention Point. Additionally, Prevention Point will be marketed to the thousands of clients of Fisher & Phillips, such as Hyatt, Miller Brewing Company, Wells Fargo Bank, Airborne Express, etc

In addition to the revenues that will be derived from the Company's ownership of Prevention Point - the Company will derive the benefits of the relationships the Fisher & Phillips attorneys have with their clients in acquiring more and substantial e-learning work for eKnowledge.

Safe  Schools  Series

eKnowledge owns the intellectual property to a series of products entitled, "The Safe School Series." This series is being developed to include 4 - 6 titles. The Safe School Series teaches students appropriate conduct, involves parents in the process to increase accountability, and shields schools from legal liability by documenting student participation. Organizations such as the National Educators Association and the Red Cross are also involved in this project.

The first in the series, "Acceptable Use Policy" (AUP) or "The Internet Driver's License" will be marketed by our distribution partners in September, 2001.

The series is being marketed and distributed through an agreement we have entered into with Education World and Edmin. These organizations currently provide products and services to thousands of school districts nationwide.

Test  Preparation

eKnowledge owns the intellectual property to 6 full service test preparation courses and 30+ supplemental test preparation courses: SAT (2,000,000 annual takers), ACT (1,000,000) , LSAT (100,000), GMAT (270,000), GRE (400,000), TOEIC
(2,000,000). These courses are high quality programs similar to a "live seminar" yet intended to be delivered over the Internet via video streaming or upon CD-ROM. To replicate the hundreds of hours of lectures and workshops, the thousands of practice questions & explanatory answers, and the practice tests would be in excess of $3 million dollars.

On August 3, 2001 eKnowledge Group, Inc. signed an exclusive distribution contract for our LSAT (Law School Admissions Test) Program with the law fraternity, Phi Alpha Delta. The Phi Alpha Delta pre-law organization is the largest pre-law organization in the U.S.

Our distribution partners in K - 12, Education World and Edmin will also leverage their contacts in Fall 2001 for SAT & ACT at the high school level.

e-Learning  Joint  Ventures

eKnowledge will enter into Joint Venture relationships where we feel eKnowledge can enhance a product and service offering. eKnowledge will make an investment of time and material for an equity position in the venture. Ventures considered typically have the following traits: A Strong Distribution Channel; Unique Offering; Market Demand; Favorable Gross Margins; Barriers to Entry; Quality
Management;  Well  Funded,  etc.

REVENUES are derived from contracts for services and product sales. FEES ON CONTRACTS FOR SERVICES are determined by the length of the program being developed, the complexity of the program features, the level of participation in the design and content development, and any continuing service or support to be provided. Revenues on contracts for services are generally recognized as they are earned. REVENUES FROM PRODUCT SALES are currently recognized in their entirety upon the sale for all products developed by the eKnowledge content development team. Joint venture product sales where e-commerce is managed by eKnowledge, revenues are recognized immediately. For joint venture product sales where commerce is managed by the other organization, eKnowledge revenue will be recognized upon a scheduled accounting of sales.

eKnowledge incurred net losses of $1,131,285 in 2000, and $818,661 in the six months ending June 30, 2001, and has yet to achieve operating income or net income. In the fourth quarter of 2000, eKnowledge shifted the business model to the current model of services and products. Limited operating history under the services and products business model, combined with the emerging nature of the e-learning market, among other factors, make the prediction of our future operating results relatively difficult.

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

                              RESULTS OF OPERATIONS

Six  Months  and  Quarter Ended June 30, 2001 Compared to Six Months and Quarter
Ended  June  30,  2000.

REVENUE

TOTAL REVENUE increased from $36,369 in the six months ended June 30, 2000 to $62,163 in the six months ended June 30, 2001. This increase is attributed to sales of services that did not exist in the prior year. Total revenue increased by over approximately $22,000 during the three months ended June 30, 2001. This increase resulted from additional sales of services by the Company during the quarter.

COST  OF  SALES

TOTAL COST OF SALES increased from $76,294 in the six months ended June 30, 2000 to $138,906 in the six months ended June 30, 2001. The increases were attributable the increase in the number and types of products being developed. The cost of sales dropped from $76,294 in the quarter ended June 30, 2000 to $43,916 in the quarter ended June 30, 2001. This drop from the prior year is primarily due to the decrease of development on products during the quarter.

SALES  AND  MARKETING

SALES AND MARKETING EXPENSES consist of sales and marketing personnel costs, as well as travel, trade shows, public relations, and other marketing literature and overhead. Sales and marketing expenses were $47,206 in the six months ended June 30, 2000 and $51,517 in the six months ended June 30, 2001. The increase was due to the development of sales and marketing departments in-house and the launch of an aggressive trade show / lead generation campaign, both in January 2001, compared with relatively little spending in this area over the same time period in 2000. Sales and marketing expenses are expected to continue to increase in absolute dollars in the future as we continue to increase our sales and marketing efforts in both services and products.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, executive and other personnel. General and administrative expenses increased from $292,676 for the six months ended June 30, 2000 to $741,888 in the six months ended June 30, 2001 and from $245,042 during the quarter ended June 30, 2000 to $437,722 during the quarter ended June 30, 2001. The increase during both the six months and quarter ended is due to the increased number of employees and increased business activities from one year to the next. General and administrative expenses are expected to increase in absolute dollars in the future.

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

