Form 10QSB
period 2001-09-30
EKNOWLEDGE GROUP INC
filed 2001-11-19
CIK 1045284

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

     [X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


AS OF SEPTEMBER 30, 2001, THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK WAS 28,231,931.


TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK ONE): YES [ ]   NO [X]

PART  I:  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

THE FINANCIAL STATEMENTS, FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001, INCLUDED HEREIN HAVE BEEN PREPARED BY THE COMPANY, WITHOUT AUDIT PURSUANT TO THE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION. CERTAIN INFORMATION AND FOOTNOTES DISCLOSURE NORMALLY INCLUDED IN FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES HAVE BEEN CONDENSED OR OMITTED PURSUANT TO SUCH RULES AND REGULATIONS, ALTHOUGH THE COMPANY BELIEVES THAT THE DISCLOSURES ARE ADEQUATE TO MAKE THE INFORMATION NOT MISLEADING.

                      EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                                  BALANCE SHEET

                            AS OF SEPTEMBER 30, 2001

                                                        (unaudited)
                                                    September 30, 2001
-----------------------------------------------------------------------
ASSETS
                                                    CURRENT ASSETS
    Cash and Cash Equivalents. . . . . . . . . . .              11,916
    Receivable . . . . . . . . . . . . . . . . . .               1,343
    Inventory. . . . . . . . . . . . . . . . . . .               2,979
    Prepaid Expenses . . . . . . . . . . . . . . .               8,849
    Deposits
      TOTAL CURRENT ASSETS . . . . . . . . . . . .              25,087
  PROPERTY AND EQUIPMENT, NET. . . . . . . . . . .              63,323
  OTHER ASSETS
    Deposits . . . . . . . . . . . . . . . . . . .               7,637
    Intangible Assets, net . . . . . . . . . . . .              63,463
      TOTAL OTHER ASSETS . . . . . . . . . . . . .              71,100
      TOTAL ASSETS . . . . . . . . . . . . . . . .             159,510
                                                    -------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
  CURRENT LIABILITIES
    Accounts Payable . . . . . . . . . . . . . . .             233,357
    Contracts Payable. . . . . . . . . . . . . . .             214,033
    Wages Payable. . . . . . . . . . . . . . . . .             581,720
    Other Payables . . . . . . . . . . . . . . . .               8,700
      TOTAL CURRENT LIABILITIES. . . . . . . . . .           1,037,810
  LONG-TERM LIABILITIES
    Note Payable . . . . . . . . . . . . . . . . .             100,065
    Other Liabilities. . . . . . . . . . . . . . .               3,608
    Loans from Shareholders. . . . . . . . . . . .             116,657
      TOTAL LONG-TERM LIABILITIES. . . . . . . . .             220,330
--------------------------------------------------
  TOTAL LIABILITIES. . . . . . . . . . . . . . . .           1,258,140
STOCKHOLDER'S DEFICIT
    Common Stock . . . . . . . . . . . . . . . . .              28,232
    Additional Paid-in Capital . . . . . . . . . .           1,804,316
    Unearned Compensation. . . . . . . . . . . . .            (455,250)
    Accumulated Deficit. . . . . . . . . . . . . .          (2,475,929)
      TOTAL STOCKHOLDER'S EQUITY . . . . . . . . .          (1,098,630)
--------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             159,510

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.

                      EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                            STATEMENT OF OPERATIONS

                                                            (UNAUDITED)
                                                          NINE MONTHS ENDED
                                               SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
                                              --------------------  --------------------
Sales. . . . . . . . . . . . . . . . . . . .  $            81,292   $            71,071
Cost of sales. . . . . . . . . . . . . . . .              358,097               180,921
                                              --------------------  --------------------
Gross profit . . . . . . . . . . . . . . . .             (276,805)             (109,850)
Selling, general and administrative expenses            1,048,460               748,321
                                              --------------------  --------------------
Loss before other income & provision
  of taxes . . . . . . . . . . . . . . . . .           (1,325,265)             (858,171)
Interest expense . . . . . . . . . . . . . .                    -                     -
Interest income. . . . . . . . . . . . . . .                   70                 6,576
Other income . . . . . . . . . . . . . . . .                    -                14,210
                                              --------------------  --------------------

Loss before provision for income taxes . . .           (1,325,195)             (837,385)
Provision for income taxes . . . . . . . . .                    -                     -
                                              --------------------  --------------------
Net loss . . . . . . . . . . . . . . . . . .           (1,325,195)             (837,385)
                                              ====================  ====================
Weighted average shares outstanding. . . . .           20,757,930            19,555,556
                                              ====================  ====================
Loss per share, basic & diluted. . . . . . .                (0.06)                (0.04)
                                              --------------------  --------------------

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.

                      EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                            STATEMENT OF OPERATIONS
                                  (continued)

                                                            (UNAUDITED)
                                                            QUARTER ENDED
                                               SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
                                              --------------------  --------------------
Sales. . . . . . . . . . . . . . . . . . . .  $            19,129   $            34,702
Cost of sales. . . . . . . . . . . . . . . .              219,191               104,627
                                              --------------------  --------------------
Gross profit . . . . . . . . . . . . . . . .             (200,062)              (69,925)
Selling, general and administrative expenses              306,572               455,645
                                              --------------------  --------------------
Loss before other income & provision
  of taxes . . . . . . . . . . . . . . . . .             (506,634)             (525,570)
Interest expense . . . . . . . . . . . . . .                    -                     -
Interest income. . . . . . . . . . . . . . .                   14                 2,807
Other income . . . . . . . . . . . . . . . .                    -                     -
                                              --------------------  --------------------
Loss before provision for income taxes . . .             (506,620)             (522,763)
Provision for income taxes . . . . . . . . .                    -                     -
                                              --------------------  --------------------
Net loss . . . . . . . . . . . . . . . . . .             (506,620)             (522,763)
                                              ====================  ====================
Weighted average shares outstanding. . . . .           20,757,930            19,555,556
                                              ====================  ====================
Loss per share, basic & diluted. . . . . . .                (0.02)                (0.03)
                                              ====================  ====================

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.

                      EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                            STATEMENT OF CASH FLOWS
                For Nine Months ended September 30, 2001 and 2000

                                                      (unaudited)           (unaudited)
                                                   September 30, 2001    September 30, 2000
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATION ACTIVITIES
  Net loss . . . . . . . . . . . . . . . . . . .  $        (1,325,195)  $          (837,385)
  ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and Amortization. . . . . . . .               37,907                 6,702
    Stock Compensation . . . . . . . . . . . . .                    -               234,167
    Consulting Services for Stock. . . . . . . .               61,750                10,000
    Receivables. . . . . . . . . . . . . . . . .                1,950               (42,694)
    Inventory. . . . . . . . . . . . . . . . . .                3,659                 6,600
    Prepaid Expenses . . . . . . . . . . . . . .               (5,099)               (5,625)
    Deposits . . . . . . . . . . . . . . . . . .                    -               (10,806)
    Accounts Payable . . . . . . . . . . . . . .               79,879                63,737
    Wages Payable. . . . . . . . . . . . . . . .              581,720                     -
    Contracts Payable. . . . . . . . . . . . . .              121,035                31,366
    Deposits Payable . . . . . . . . . . . . . .                    -                (1,600)
    Deferred Liab. . . . . . . . . . . . . . . .               (1,908)                    -
    Income Tax Payable . . . . . . . . . . . . .                    -                  (800)
      NET CASH USED BY OPERATIONS. . . . . . . .             (444,301)             (546,338)
CASH FLOWS FROM INVESTING ACTIVITIES
    Furniture and Equipment. . . . . . . . . . .               (6,471)              (78,867)
    Intangible Assets. . . . . . . . . . . . . .                  842               (25,000)
    Cash acquired through acquisition. . . . . .                    -               500,000
      NET CASH USED BY INVESTING . . . . . . . .               (5,629)              396,133
------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Notes Payable. . . . . . . . . . . . . . . .               24,070                (2,000)
    Loans from Shareholders. . . . . . . . . . .               22,657                     -
    Sale of common stock and contributed capital              381,230                     -
    Consulting Services for Stock. . . . . . . .                    -               190,434
      NET CASH PROVIDED BY FINANCING ACTIVITIES.              427,957               188,434

    NET INCREASE IN CASH . . . . . . . . . . . .  $           (21,973)  $            38,229

  CASH BALANCE AT BEGINNING OF PERIOD. . . . . .               33,889                    36

  CASH BALANCE AT END OF PERIOD. . . . . . . . .               11,916                38,265


THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.

                                EKNOWLEDGE GROUP
                              STOCKHOLDER'S EQUITY
                            AS OF SEPTEMBER 30, 2001

                                                                                ADDITIONAL
                                                            COMMON STOCK         PAID-IN
  DESCRIPTION                                            SHARES      AMOUNT      CAPITAL
                                                     -----------  ----------  -----------
BALANCE, 6/1/99 (INCEPTION) . . . . . . . . . . . .            -  $       -   $        -
Issuance of common stock, 6/1/99. . . . . . . . . .    1,000,000      1,000       25,618
Net (loss) at 12/31/99. . . . . . . . . . . . . . .            -          -            -
Stock Split, 3/31/00. . . . . . . . . . . . . . . .   14,155,556     14,156      (14,156)
Acquisition of public shell corporation, 4/17/00. .    4,400,000      4,400      495,600
Shares transferred by shareholder for services. . .            -          -      190,434
Shares transferred by shareholder for compensation.            -          -       39,875
Shares transferred by shareholder for consulting. .            -          -       10,000
Acquisition of eKnowledge.com, 8/19/00. . . . . . .            -          -       64,675
Shares issued in European placement . . . . . . . .            -          -      102,716
Net (loss) for period ended 12/31/00. . . . . . . .            -          -            -
Shares issued for services/consulting . . . . . . .    2,000,000      2,000      438,000
Shares issued in European placement, 6/30/01. . . .    2,809,496      2,809      233,486
Shares issued for compensation. . . . . . . . . . .      200,000        200       15,800
Shares issued for services/consulting . . . . . . .      750,000        750       44,250
Shares issued for services/consulting . . . . . . .      200,000        200       15,800
Shares issued in European placement, 9/30/01. . . .    2,716,879      2,717      142,218
Net (loss) for period ended 9/30/01 . . . . . . . .            -          -            -

BALANCE, 9/30/01. . . . . . . . . . . . . . . . . .   28,231,931  $  28,232   $1,804,316
                                                     ===========  ==========  ===========

                                                               0    461,801    1,027,279

  ADJUSTMENTS . . . . . . . . . . . . . . . . . . .            0   (433,569)     777,037

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.

                                EKNOWLEDGE GROUP
                              STOCKHOLDER'S EQUITY
                            AS OF SEPTEMBER 30, 2001
                                  (continued)

                                                                                        TOTAL
                                                       UNEARNED      ACCUMULATED    STOCKHOLDERS'
  DESCRIPTION                                        COMPENSATION      DEFICIT         EQUITY
------------------------------------------------------------------------------------------------
BALANCE, 6/1/99 (INCEPTION) . . . . . . . . . . . .             0   $           -   $         -
Issuance of common stock, 6/1/99. . . . . . . . . .             0               -        26,618
Net (loss) at 12/31/99. . . . . . . . . . . . . . .             0         (19,449)      (19,449)
Stock Split, 3/31/00. . . . . . . . . . . . . . . .             0               -             -
Acquisition of public shell corporation, 4/17/00. .             0               -       500,000
Shares transferred by shareholder for services. . .             0               -       190,434
Shares transferred by shareholder for compensation.             0               -        39,875
Shares transferred by shareholder for consulting. .             0               -        10,000
Acquisition of eKnowledge.com, 8/19/00. . . . . . .             0               -        64,675
Shares issued in European placement . . . . . . . .             0               -       102,716
Net (loss) for period ended 12/31/00. . . . . . . .             0      (1,131,285)   (1,131,285)
Shares issued for services/consulting . . . . . . .      (403,333)              -        36,667
Shares issued in European placement, 6/30/01. . . .             0               -       236,295
Shares issued for compensation. . . . . . . . . . .       (10,667)              -         5,333
Shares issued for services/consulting . . . . . . .       (41,250)              -         3,750
Shares issued for services/consulting . . . . . . .             0               -        16,000
Shares issued in European placement, 9/30/01. . . .             0               -       144,935
Net (loss) for period ended 9/30/01 . . . . . . . .             0      (1,325,195)   (1,325,195)

BALANCE, 9/30/01. . . . . . . . . . . . . . . . . .  $   (455,250)  $  (2,475,929)  $(1,098,631)
                                                     =============  ==============  ============
                                                        1,349,066      (1,150,734)       56,546
  ADJUSTMENTS . . . . . . . . . . . . . . . . . . .     1,460,848               -             -

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.

                        NOTES  TO  FINANCIAL  STATEMENTS

                      EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000

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

Interim  Financial  Information
-------------------------------
The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

NOTE  2  -  LOANS  PAYABLE  -  SHAREHOLDER

The Company is obligated to a shareholder in the amount of $76,000 pursuant to a loan agreement bearing interest at the current 5 year treasury bill rate plus 2%. Terms of the loan provide for no payments until January 2002. The loan will then be repaid monthly over 5 years, with annual principal payments of $15,200.

Additionally, the Company is further obligated to other shareholders who have advanced amounts to the Company. The terms of these loans are payable upon demand and provide no stated interest rate.


NOTE  3  -  CAPITAL  STOCK

The Company has entered into various agreements with third parties to market shares of its common stock and to obtain financing. In connection with these agreements, the Company issued a total of over 13,800,000 shares in the names of itself and its investment bankers. Of the total, approximately 5,500,000 shares were distributed for cash investment through the quarter ended September 30, 2001.

In June of 2001, the Board of Directors authorized the issuance of up to 3,138,000 shares of the Common stock pursuant to the Company's 2001 STOCK COMPENSATION PLAN (Compensation Plan). The Compensation Plan awards stock options in an effort to further compensate its existing employees and officers and non-employee directors and consultants, secure their continued employment effort, and attract highly qualified employees and consultants, as they are needed. As of September 30, 2001, approximately 2,200,000 of the shares have been distributed as payment for services.


NOTE  4  -  NON-CASH  FINANCIAL  ACTIVITIES

     During the nine months ended September 30, 2001, the Company had the following non-cash activities:

- On September 12, the Company entered into an agreement for consulting services. The agreement entitles the consultant to 750,000 shares in lieu of cash. The consulting services are to be rendered over twelve months, and call for a prorata return of the shares in the event the services are stop before the end of the twelve months. At the date of the agreement, the Company's stock was trading at $.06 per share. At September 30, approximately 1/12 of the contract was earned, or $3,750. This amount was charged to consulting expense.

- On August 21, the Company entered into another agreement for consulting services. The agreements entitle the consultants to 250,000 shares in lieu of cash. The consulting services are to be rendered over three months, and call for a prorata return of shares in the event the services stop before the end of the three months. At the date of the agreement, the Company's stock was trading at $.08 per share. At September 30, approximately 1/3 of each contract was earned, or $5,333. This amount was charged to consulting expenses.

- On August 29, the Company entered into an agreement with one of its employees. The agreement entitles the employee to 200,000 shares of stock in lieu of cash compensation. The stock is for services rendered and as such is deemed to be salaries and wages to the employee. At the date of the agreement, the Company's stock was trading at $.08 per share. An amount of $16,000 was charged to salaries and wages expense during the quarter.


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

Our work product introduced us to Fisher & Phillips, and the founding of Prevention Point below

PREVENTIONPOINT

Launched October 17, 2001, PreventionPoint (www.preventionpoint.com) is an online Human
Resources community that provides training and services geared toward litigation prevention and risk limitation, including:

-     Online  compliance  training  for  managers  and  employees.

- Referrals to Preferred HR Service Providers. These are vendors that provide preventative services, like screening, drug testing, etc.

-     Customizable  employee handbooks, as well as HR forms and compliance kits.

Prevention Point is a Joint Venture between eKnowledge and Fisher & Phillips, a prestigious labor law firm established in 1943. $500,000 dollars in funding and $500,000 in intellectual property has been committed to Prevention Point. Additionally, Prevention Point will be marketed to the thousands of clients of Fisher & Phillips.

In addition to the revenues that will be derived from the Company's ownership of Prevention Point - the Company will derive the benefits of the relationships the Fisher & Phillips attorneys have with their clients in acquiring more and substantial e-learning work for eKnowledge.

CITY  &  COUNTY  E-TRAINING

Launched in September, 2001, the City & County e-Training provides CD-Rom and online training programs designed specifically for local government and other public sector employees. The first programs launched are harassment training programs authored by Fisher & Phillips. While Fisher & Phillips will be providing content and instructors for all litigation prevention programs, there are plans to develop programs well beyond this subject matter into any appropriate topics for the public sector.

What make the City & County e-Training unique is the fact that the public sector clients offer considerable input into the course content, design, and features. This ensures that clients are receiving programs that deliver their desired results. It also results in a product for which there is a strong market demand, as it is designed in part by member s of the target market.

Existing clients of the City & County e-Training include in California: Anaheim, Torrance, San Bernardino, Riverside, Fullerton, Buena Park, La Mirada, Corona, Newport Beach, Temecula, Covina, Oceanside, National City, La Mesa, Moreno Valley; as well as Henderson, Nevada, and Alpharetta, Rome, and East Point, Georgia.

SAFE  SCHOOLS  SERIES

Launched in September, 2001, eKnowledge owns the intellectual property to a series of products entitled, "The Safe School Series." This series is being developed to include 4 - 6 titles. The Safe School Series teaches students appropriate conduct, involves parents in the process to increase accountability, and shields schools from legal liability by documenting student participation. Organizations such as the National Educators Association and the Red Cross are also involved in this project.

The first in the series, "Acceptable Use Policy" (AUP) or "The Internet Driver's License" was first marketed by our distribution partners in September, 2001.

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

eKnowledge incurred net losses of $1,131,285 in 2000, and $1,325,195 in the nine months ending September 30, 2001, and has yet to achieve operating income or net income. In the fourth quarter of 2000, eKnowledge shifted the business model to the current model of services and products. Limited operating history under the services and products business model, combined with the emerging nature of the e-learning market, among other factors, make the prediction of our future operating results relatively difficult.

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


                              RESULTS OF OPERATIONS

Nine Months and Quarter Ended September 30, 2001 Compared to Nine Months and Quarter Ended September 30, 2000.

REVENUE

TOTAL REVENUE increased from $71,071 in the nine months ended September 30, 2000 to $81,292 in the nine months ended September 30, 2001. This increase is attributed to sales of services that did not exist in the prior year. Total revenue decreased by nearly $15,000 during the three months ended September 30, 2001. This decrease is the result of one-time sales that occurred in the three months ended September 30, 2000.

COST  OF  SALES

TOTAL COST OF SALES increased from $180,921 in the nine months ended September 30, 2000 to $358,097 in the nine months ended September 30, 2001. The increases were attributable the increase in the number and types of products being developed. The cost of sales increased from $104,627 in the quarter ended September 30, 2000 to $219,191 in the quarter ended September 30, 2001. This increase from the prior year is primarily due to the increase of development on products during the quarter.

SALES  AND  MARKETING

SALES AND MARKETING EXPENSES consist of sales and marketing personnel costs, as well as travel, trade shows, public relations, and other marketing literature and overhead. Sales and marketing expenses were $47,294 in the nine months ended September 30, 2000 and $38,742 in the nine months ended September 30, 2001. The decrease was due to the utilization of sales and marketing departments in-house efforts based upon relationship marketing rather than attendance at trade shows/ lead generation campaigns, throughout the nine months ended September 30, 2001, compared with greater spending in this area over the same time period in 2000. Sales and marketing expenses are expected to increase in absolute dollars in the future as we continue to increase our sales and marketing efforts in both services and products.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, executive and other personnel. General and administrative expenses, including sales and marketing increased from $748,321 for the nine months ended September 30, 2000 to $1,048,460 in the nine months ended September 30, 2001 and decreased from

$455,645 during the quarter ended September 30, 2000 to $306,572 during the quarter ended September 30, 2001. The increase during the nine months is due to the increased number of employees in the first two quarters of 2001, and increased business activities from one year to the next. The decrease in the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000 is attributed to cost savings implemented. General and administrative expenses are expected to increase in absolute dollars in the future.

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

/s/Gary Saunders
   Gary Saunders
   President/Secretary/Treasurer/Director