Form 10KSB
period 2001-12-31
EKNOWLEDGE GROUP INC
filed 2002-04-17
CIK 1045284

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    [X]  ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           for the year ended 12/31/01

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

As  of  December  31,  2001,
     the aggregate market value of shares outstanding of the Registrant's Common Stock was $2,822,529 based upon the closing market price at December 31, 2001.

     the aggregate number of shares held by non-affiliates was approximately 16,000,000.

                                                Exhibit Index is found on page

PART  I                                                                        3

Item  1.  Description  of  Business                                            3
      (a)  Historical  Information                                             3
      (b)  Our  Business                                                       4

Item  2.  Description  of  Property                                           23

Item  3.  Legal  Proceedings                                                  23

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         23

PART  II                                                                      24

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters              24
      (a)  Market  Information                                                24
      (b)  Holders                                                            24
      (c)  Dividends                                                          24
      (d)  Sales  of  Unregistered  Common  Stock  2000                       24

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation       25
      (a)  Plan  of  Operation  for  the  next  twelve  months                25
      (b)  Cash Requirements and of Need for additional funds, twelve months  26
      (c)  Liquidity  and  Capital  Resources                                 26
      (d)  Discussion and Analysis of Financial Condition and Results of
           Operations                                                         28

Item  7.  Financial  Statements                                               29

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                          29

PART  III                                                                     30

Item  9.  Directors and Executive Officers, Promoters and Control Persons;
          Compliance  with  Section  16(a)  of  the  Exchange  Act            30

Item  10.  Executive  Compensation                                            31

Item  11.  Security Ownership of Certain Beneficial Owners and Management     32

Item  12.  Certain  Relationships  and  Related  Transactions                 32

Item  13.  Exhibits, Financial Statement Schedules,  and Reports on Form 8-K  33
      (a)  Financial  Statements                                              33
      (b)  Form  8-K  Reports                                                 33
      (c)  Exhibit  Index                                                     33

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

Issued                        Pre-Split     Post-Reverse Split 2 for 3
-----------------------------------------------------------------------
1. June 14, 1993                 510                             340
2. January 3, 1997         5,100,000                       3,400,000
2. January 3, 1997              (510)                           (340)
3. January 15, 1997           71,850                          47,900
4. September 12, 1998        300,000                         200,000
5. March 10, 1999          2,100,000                       1,400,000
6. Adjustment                                                    123
7. Cancellation                                             (648,000)
Totals                     7,571,850                       4,400,000
Before Acquisition                                         4,400,000
8. For Acquisition                                        15,155,556
Total Issued and Outstanding                              19,555,556

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

THE EKNOWLEDGE SERVICES consist of taking other organizations' training, education, marketing, and other programs and custom building them for delivery over the Internet or on CD-ROM. By determining the organization's objectives and how the program will be accessed, eKnowledge custom designs the program to include the features, which will achieve the program objectives while providing the users with the best available method of delivery.

As one of the few providers of custom designed programs featuring video-streaming, eKnowledge handles all aspects of development, which the client requires, from video production through hosting of the final product. eKnowledge is renowned for delivering effective video based solutions to all users, regardless of their Internet connection speed. eKnowledge programs effectively supplement or replace existing live training, while offering the organization with the ability to track user participation and performance.

eKnowledge offers services to corporations in the areas of employee training, product training, computer applications training, customer service, and marketing and sales. In addition, eKnowledge developed for consultants, publishers, universities, and professional and trade associations.

STRATEGIC  ALLIANCE  AGREEMENT  WITH  INTELLIGENT  DECISIONS,  INC.

On November 20, 2001 eKnowledge Group, Inc. entered into a Strategic Alliance Agreement with Intelligent Decisions, Inc. The agreement appoints Intelligent
Decisions (ID) as a non-exclusive value-added reseller of e-learning software and services (ESS) to Government Entities and other customers of ID.

ID is headquartered in Chantilly, Virginia, and is one of the fastest growing systems integrators located in the Washington, DC metropolitan area. ID also offers comprehensive consulting service capabilities including E-business applications, network development and management, business intelligence and advanced systems integration. ID has assumed a major role as a supplier to the Federal Government and other customers for a variety of Information Technology products and consulting solutions. To facilitate this capability, ID manages a robust GSA Schedule contract and a number of Blanket Purchase Agreements with Government Agencies as well as some Government Wide Acquisition Contracts.

A sample of U.S. agency customers include the Department of Defense, the National Security Administration, Department of Labor, Department of Energy, Marine Corps, Army, Department of Justice, Department of State and the Federal Aviation Administration. Commercial customers include IBM, Remax, SRA, DynCorp, and more. The ID website is www.intelligent.net

THE EKNOWLEDGE PRODUCTS consist of e-learning programs, which are available for purchase by organizations or individuals. Products are created by either the eKnowledge content development department, or in a joint venture with other organizations that have subject matter experts. Joint venture products are resold by organizations on a revenue share basis. The eKnowledge products are in the areas of Corporate and Professional Training, Academic Programs, and Standardized Test Preparations.

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

GOVERNMENT  ESSENTIALS  TRAINING

Launched in September, 2001, the Government Essentials Training provides CD-Rom and online training programs designed specifically for local government and other public sector employees. The first programs launched are harassment training programs authored by Fisher & Phillips. While Fisher & Phillips will be providing content and instructors for all litigation prevention programs, there are plans to develop programs well beyond this subject matter into any appropriate topics for the public sector.

What makes the Government Essentials Training program unique is the fact that the public sector clients offer considerable input into the course content, design, and features. This ensures that clients are receiving programs that deliver their desired results. It also results in a product for which there is a strong market demand, as it is designed in part by member s of the target market.

Existing  paying  clients  of  the  Government  Essentials  Training:

ARIZONA - Avondale, Chino Valley, Glendale, Litchfield Park, Prescott, Prescott Valley, Yavapai County

CALIFORNIA - Alameda, Anaheim, Bellflower, Brisbane, Buena Park, Burbank, Chino, Chino Hills, Chula Vista, Corona, Coronado, Covina, El Cajon, Fullerton, Galt, Half Moon Bay, Imperial Beach, La Mesa, La Mirada, La Verne, Lakewood, Monrovia, Montebello, Moreno Valley, Newport Beach, National City, Norwalk, Redwood City, Riverside, Roseville, San Bernardino, San Dimas, San Mateo, Santa Fe Springs, Temecula, Torrance, Visalia, West Sacramento

     GEORGIA  -  Alpharetta,  Gainesville,  Rome

     NEVADA  -  Clark  County,  Henderson,  Las  Vegas

OREGON - Clackamas County, Gresham, League of Oregon Cities, Metro District, Milwaukie, Multnomah County

     TEXAS  -  Dallas,  Grapevine,  Lewisville

UTAH - Bluffdale, Brigham, Cache County, Cedar, Centerville, Clearfield, Clinton, Davis County, Draper, Enterprise, Escalante, Farmington, Glenwood,
Kanab, Layton, Lindon, Mapleton, Midway, Mt. Pleasant, Murray, Ogden, Orem, Plain City, Provo, Riverdale, Roy, Sandy City, South Jordan, Spanish Fork, Springville, Utah Risk Management Mutual Assoc., Uintah, Washington Terrace, Weber County, West Bountiful, West Jordan, West Valley

WASHINGTON - King County, Clark County, Association of Washington Cities, Airway Heights, Algona, Asotin, Battle Ground, Benton City, Black Diamond, Blaine, Bonney Lake, Brewster, Bridgeport, Brier, Buckley, Burien, Burlington, Carnation, Cashmere, Castle Rock, Chehalis, Chelan, Cheney, Chewelah, Clarkston, Cle Elum, Clyde Hill, Colfax, College Place, Colville, Concrete, Connell, Cosmopolis, Coulee Dam, Coupeville, Covington, Davenport, Dayton, Deer Park, DuPont, Duvall, East Wenatchee, Eatonville, Edgewood, Elma, Entiat, Ephrata, Everson, Ferndale, Fife, Fircrest, Forks, Friday Harbor, Gig Harbor, Gold Bar, Goldendale, Grand Coulee, Grandview, Granger, Granite Falls, Ilwaco, Kalama, Kelso, Kenmore, Kettle Falls, La Center, La Conner, Lake Forest Park, Lake Stevens, Lakewood, Langley, Leavenworth, Long Beach, Lynden, Mabton, Maple Valley, Mattawa, McCleary, Medical Lake, Medina, Mill Creek, Millwood, Milton, Monroe, Montesano, Morton, Mossyrock, Moxee, Mukilteo, Napavine, Newcastle, Newport, Nooksack, Normandy Park, North Bend, North Bonneville, Oakville, Ocean Shores, Odessa, Okanogan, Omak, Oroville, Orting, Othello, Pacific, Palouse, Pe Ell, Pomeroy, Port Orchard, Port Townsend, Poulsbo, Prosser, Quincy, Rainier, Raymond, Reardan, Republic, Ridgefield, Ritzville, Roslyn, Roy, Royal City, Ruston, Sammamish, Sedro-Woolley, Selah, Sequim, Snohomish, Snoqualmie, Soap Lake, South Bend, Stanwood, Steilacoom, Stevenson, Sultan, Sumas, Tekoa, Tenino, Tieton, Toledo, Tonasket, Toppenish, Union Gap, University Place, Vader, Vancouver, Waitsburg, Wapato, Warden, Washougal, Waterville, West Richland, Westport, White Salmon, Wilbur, Winlock, Winthrop, Woodinville, Woodland, Yelm, Zillah, Washington State Transit Insurance Pool, Ben Franklin Transit, Clallam Transit, Community Transit, Grays Harbor Transit, Intercity Transit, Island
Transit, Jefferson Transit, Kitsap Transit, LINK, Pacific Transit, Mason Transit, SKAT, Whatcom Transit, Grays Harbor Transit, Pierce Transit, C-TRAN.


WE  THE  PEOPLE

We entered into a joint venture agreement with the We The People organization to produce a website and a pay-per-view webcast for February 27 - 28 , 2002. Additionally, for continued royalties to We The People we secured the rights to the intellectual property of the webcast for future delivery and sales upon electronic transcript, CD-ROM, DVD, and video. Sales of the webcast may be purchased from www.givemeliberty.org or www.bostonteapartyii.com

SAFE  SCHOOLS  SERIES

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

The series is being marketed and distributed through a distribution agreement we have entered into with Education World. Education World currently provides products and services to thousands of school districts nationwide. Their website is www.educationworld.com

TEST  PREPARATION

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

Our distribution partners in K - 12, Education World, will also leverage their contacts for SAT & ACT at the high school level.


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

eKnowledge incurred net losses of $2,377,696 in 2001, and $1,131,285 in the 2000. In the fourth quarter of 2000, eKnowledge shifted the business model to the current model of services and products. Limited operating history under the services and products business model, combined with the emerging nature of the e-learning market, among other factors, make the prediction of our future operating results relatively difficult.

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

eKnowledge has experienced growth in its client base, in the amount of intellectual property owned by the company, and in the number of joint venture products expected to produce significant revenues. However, the company must invest in infrastructure growth, intellectual property development, and continued marketing, among other things. As a result, the company expects to continue to incur annual operating losses through 2002. Profitability is projected for August 2002, but there can be no assurance that eKnowledge will achieve profitability or, if profitability is achieved, that it will be sustained.


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

                                    EMPLOYEES

     Currently the company employees 8 individuals. Of these individuals, there are Four in course and product development, two in sales and marketing, and two in general and Administration.
Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, but we believe that we maintain good relations with our employees. None of our employees are members of organized labor groups.

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

WE  HAVE  A  HISTORY OF LOSSES.

     We have experienced losses in each quarter since our inception and expect we will continue to incur losses in each quarter into the fiscal year 2002. Our accumulated deficit as of December 31, 2001, was $3,528,703. We expect to continue to incur quarterly losses as we expand our operations and fund our growth. We plan to increase our operating expenses to market, sell and support our e-learning solutions, build infrastructure and hire additional staff. We also plan to invest to develop and acquire new course offerings with new areas of expertise, which will increase operating expenses in absolute dollars. We currently expect our total costs and expenses to be approximately $1.5 million in fiscal 2002. As a result, we will need to significantly increase our quarterly revenues to achieve profitability. If we do not generate sufficient revenues or become profitable within a timeframe expected by public market analysts or investors, the market price of our common stock will likely decline. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

     A provision, which prohibits our stockholders from acting by written consent without a meeting;

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

             The Remainder of this Page is Intentionally left Blank

                                    PART  II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) MARKET INFORMATION. We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our Securities may be quoted in the over-the-counter market, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in the Securities, and transactions are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Our Common Stock is currently quoted on the Electronic Bulletin Board under the symbol EKNO, but there is limited trading in the Common Stock. The following table sets forth the high and low bid prices from January 1, 2000 through December 31, 2001, based upon quotations periodically published on the OTC. All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                     ------------------------------------------
                       period   high bid   low bid     volume
                     ------------------------------------------
                      1st 2000     4.00     1.25       600,000
                      2nd 2000     3.60     2.12     1,000,000
                      3rd 2000     3.20     1.30       750,000
                      4th 2000     2.12     1.10     1,750,000
                      1st 2001     1.73     1.03     2,000,000
                     ------------------------------------------
                      2nd 2001     1.50      .08     5,900,000
                      3rd 2001      .12      .03     5,000,000
                      4th 2001      .15      .02     3,500,000
                     ------------------------------------------

 (B)  HOLDERS.  There  are  currently  approximately  550  shareholders.

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

 (D) SALES OF UNREGISTERED COMMON STOCK. The following are transactions relating the Common Stock of the Company.

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

In September 2000, the Board of Directors authorized the issuance of 7,800,000 shares of common stock of the Company for equity funding in Europe. The commons shares were not registered under the Securities Act of 1933, and may not be resold unless the shares are registered under the Act or an exemption from such registration is available. The shares are issued for equity investment and are Restricted Securities subject to the holding periods of Rule 144. The first of these shares were sold in June 2001 and between June 2001 and December 2001, small blocks of these shares were sold primarily to individuals for equity investment in the Company. The shares are registered under the Act as they are sold. As of December 31, 2001, approximately 5,900,000 were sold for cash at the current market prices, less commissions. Market prices averaged approximately $.07 per share from June to December of 2001. Proceeds were used for Company operations and development.

In June 2001, the Company filed a Form S8 statement with the Securities and Exchange Commission registering 3,138,000 shares of common stock of the Company. The shares were used to pay consultant and business expenses. As of December 31, 2001, approximately 2,500,000 shares were issued for expenses.

During 2001, approximately 2,250,000 shares of common stock of the Company were issued to employees and consultants for services, expense reimbursement or loan repayment. The commons shares have not been registered under the Securities Act of 1933, and may not be resold unless the shares are registered under the Act or an exemption from such registration is available. The shares are Restricted Securities subject to the holding periods of Rule 144.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

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

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. The following discussion should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our plan of operation is pursue the business plan and model described in detail in Item 1 of this Report. eKnowledge Group, Inc., previously eTestPrep, Inc. (the acquired Company), was incorporated in the state of Nevada on June 1, 1999, for the purpose of providing educational training courses over the Internet and through other media sources. Effective April 17, 2000, Richmond Services, Inc. acquired all of the issued and outstanding common stock of the Company. For accounting purposes, this acquisition has been treated as a re-capitalization of the Company. Currently the Company has 50,000,000 common shares authorized, with 31,361,430 shares of common stock issued and outstanding. We have approximately 550 shareholders currently.

 (B)  CASH  REQUIREMENTS  AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS.
     We believe that the cash balance of $22,744 at December 31, 2001, and is currently sufficient to meet our anticipated cash needs. We will need to raise additional funds to meet our operating needs, which will come from a combination of product sales and outside investment. We are in current discussions with potential investors. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity. Such a sale could result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

 (C) LIQUIDITY AND CAPITAL RESOURCES. Since April 17, 2000. and throughout the year 2001, we have satisfied our cash requirements primarily through private placements of equity securities (including the cash received at the time of the acquisition by Richmond) and limited debt borrowings. Net cash used in operating activities was approximately $646,081 for the year ended December 31, 2001. Net operating cash flows were primarily attributable to quarterly net losses, product development costs and employee costs associated with product and business development activities. Net cash used by investing activities was $3,760, due to the acquisition of product development equipment. Net cash provided by financing activities of approximately $647,037 is due primarily to the cash proceeds from the sale of common stock, advances from shareholders and limited debt financing.


     NET SALES. Net product sales include the selling price of the HOME LSAT program offering sold by the Company, net of returns, sales of the Government Essentials Training and the Safe Schools Training programs.

For the year ended December 31, 2001, total revenues increased for revenues reported the year before - from $56,212 to 153, 809. This increase is due to the launch of several new product offerings, including Government Essentials Training and Safe Schools Training. We expect that revenues from product sales will continue to grow as we launch new products and continue to increase our product offerings and services.

Gross  Profit

Gross profit is calculated as net sales less the cost of sales, which consists of the cost of developing and producing the products sold to customers.
Gross profit (loss)
increased from a loss of $206,074 for the year ended December 31, 2000 to a loss of $334,401 for the year ended December 31, 2001. This is due primarily to the continuing product development efforts of the Company. As a result of these product development efforts, the Company's product offering continues to expand and revenues are being generated from these product offerings during the quarter ending December 31, 2001. In addition, the Company will continue developing contracts and agreements to increase its sales and leverage its developed products.

Marketing  and  Sales

Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures. Through the year ended December 31, 2001, the Company had not spent significant amounts on marketing and sales. The Company intends to increase these expenses as it continues its branding and marketing campaigns, and as it increases is sales efforts. As a result, the Company expects marketing and sales expenses to continue to increase significantly.

Product  Development

Product development expenses are reported as Cost of Sales and consist of payroll and related expenses for developing new products, developing and maintaining the Company's web sites and supporting technology.

General  and  Administrative

General and administrative ('G&A') expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses, These costs increased from $934,187 for the year ended December 31, 2000 to $1,932,401 for the year ended December 31, 2001. These costs increased dramatically over the prior year and quarter due primarily to charges against G&A expenses for consulting for common stock. These expenses were non-cash expenses, but helped in maintaining existing business and the development of new business. The Company expects these costs to decrease as the business systems are put into place.

 (D) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. In 2001, eKnowledge incurred $2,377,989 in net losses. This represents an increase from the prior year net loss of $1,131,285. This is due primarily to the increase in product development and expanded business development activities. We expect these costs to subside as the business processes and systems are put into place.

     REVENUES. We recognized approximately $153,809 of revenues during calendar year ending December 31, 2001. This increase in sales is due primarily to the introduction of the Government Essentials Training program to cities in September. We expect that revenues from product sales will continue to grow as we launch new products and continue to increase our product offerings and services. For the year ended December 31, 2001, total revenues increased for revenues reported the year before - from $56,212 to 153, 809. This increase is due to the launch of several new product offerings, including Government Essentials Training and Safe Schools Training. We expect revenues to continue growing as more products are offered and existing products continue gaining market acceptance.

     COSTS AND EXPENSES. Costs of development, which make up our Costs of Sales, were $488,210 in 2001, from $262,286 in 2000. The increase represents the development of course material for delivery via the Internet and CD-ROM. Additionally, we incurred $1,932,401 in 2001 in selling and administrative expenses and $934,187 in 2000. The increase in these costs comes primarily from charges of consulting for stock. Included in these expenses are approximately
$53,000  of  depreciation  and  amortization  expenses.

     NET INCOME (LOSS). Net loss for the fiscal year ended December 31, 2001 was approximately $2,378,000 or $0.09 loss per share, compared to a loss of $1,131,285, or $0.06 per share, for the fiscal year ended December 31, 1999. This increase over the previous year was primarily the result of the company increasing its business and product development efforts.

     LIQUIDITY AND CAPITAL RESOURCES. We had a cash balance of $22,744 as of December 31, 2001 and $33,889 in 2000. As previously discussed, we believe that the cash balance of $22,744, in addition to anticipated investments will be sufficient to meet our anticipated cash needs. However, in order to meet our operating needs, we anticipate that we will need to raise additional funds. We are in current discussions with various potential investors. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity. Such a sale could result in additional dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

     LONG-TERM DEBT. On December 31, 2001, the Company had long-term debt of approximately $15,700. A significant portion of this debt is attributable to a shareholder loan.

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

             The Remainder of this Page is Intentionally left Blank

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

--------------------------------------------------------------------------------
  Name and Address of Beneficial Owner          Shares                     %
--------------------------------------------------------------------------------
Gary  S.  Saunders
527  Redwing  Circle
Corona CA 92882                              1,592,696                  36.8
Scott  Hildebrandt
1520  West  Sixth  Street,  Suite  101
Corona, CA  92880                              906,000                   2.9
Chris  DeSantis
1520  West  Sixth  Street,  Suite  101
Corona, CA  92880                              200,000                  1.02
Wayne  Saunders
1520  West  Sixth  Street,  Suite  101
Corona, CA  92880                               50,000                   0.6
All Officers and Directors as a Group       12,708,696                  40.5
Total Shares Issued and Outstanding (1)     31,361,430                 100.0

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

     None.


             The Remainder of this Page is Intentionally left Blank

   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A)  FINANCIAL  STATEMENTS.  Please  see  Exhibit  Index  following.

 (B)  FORM  8-K  REPORTS.  None.

 (C) EXHIBIT INDEX. Attached hereto, as Exhibit FK-00 are Audited Financial Statements, for the years ended December 31, 2001, and 2000. The following additional documentary exhibits are incorporated by reference from our last annual report, for the year ended December 31, 1999, unless otherwise indicated.

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

                             EKNOWLEDGE GROUP, INC.


Dated:  April,  16,  2001

 /s/  Gary  S.  Saunders      /s/Scott  Hildebrandt      /s/Chris  DeSantis
      Gary  S.  Saunders         Scott  Hildebrandt         Chris  DeSantis

      /s/Wayne  Saunders
         Wayne  Saunders

--------------------------------------------------------------------------------
                                  EXHIBIT FK-00

                          AUDITED FINANCIAL STATEMENTS
                    FOR YEARS ENDING DECEMBER 31, 2000, 1999
--------------------------------------------------------------------------------
                             eKNOWLEDGE GROUP, INC.

                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                                 C O N T E N T S



                                                            PAGE


INDEPENDENT  AUDITORS'  REPORT                                      37


CONSOLIDATED  BALANCE  SHEETS                                       38


CONSOLIDATED  STATEMENTS  OF  OPERATIONS                            39


CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS                           40


CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY                  41


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                      42 - 51

                          INDEPENDENT AUDITORS' REPORT


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF eKNOWLEDGE GROUP, INC.

We have audited the accompanying consolidated balance sheet of eKNOWLEDGE GROUP, INC. AND SUBSIDIARY as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eKNOWLEDGE GROUP, INC. AND SUBSIDIARY as of December 31, 2001 and 2000, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


  /s/MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
     MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
     Certified Public Accountants

New  York,  New  York
February  15,  2002
                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                             2001                  2000
ASSETS
Current  assets
     Cash  and  cash  equivalents         $     22,744     $       33,889
     Accounts  receivable                        1,950                  -
     Inventory                                       -              6,638
     Employee  receivables                           -              3,293
     Prepaid  expenses                           2,962              3,750

     Total  current  assets                     27,656             47,570

Property and equipment, less
accumulated depreciation of
$20,593  and  $8,470                            59,062             68,975

Intangible assets, net of
accumulated amortization
of  $52,760  and  $16,416                       53,745             90,089

Deposits                                         7,637              7,637

          TOTAL  ASSETS                  $     148,100     $      214,271
                                         =================================

LIABILITIES  AND  STOCKHOLDERS'  DEFICIT
Current  liabilities
     Accounts  payable                   $     264,171     $      153,478
     Accrued  compensation                     738,351             92,998
     Notes  payable                             52,500              7,500
     Advances  from  shareholders              517,162             94,000
     Deposits  payable                           1,200              1,200
          Total  current  liabilities        1,573,384            349,176

Long-term  liabilities
     Deferred  liabilities                       2,701              5,516
     Loan  payable  -  shareholder              13,000             75,995
               Total  liabilities            1,589,085            430,687

Stockholders'  deficit
 Common stock, $.001 par value;
 50,000,000 shares
 authorized; 31,361,430 and
 15,155,556 shares
 issued and outstanding                         31,361              19,556
 Additional paid-in-capital                  2,056,357             914,762
 Accumulated deficit                        (3,528,703)         (1,150,734)
           Total stockholders' deficit      (1,440,985)           (216,416)

TOTAL  LIABILITIES  AND  STOCKHOLDERS'
 DEFICIT                                $      148,100      $      214,271
                                        ===================================

The accompanying notes are an integral part of these consolidated financial statements.

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,



                                             2001                 2000
Sales                                  $     153,809     $        56,212

Cost  of  sales                              488,210             262,286

Gross  profit                               (334,401)           (206,074)

Selling, general and
 administrative expense                    1,932,401             934,187

Loss  before  other income
 and provision for income taxes           (2,266,802)         (1,140,261)
Interest  expense                            (50,486)               (813)
Finance  cost                                (64,843)                  -
Interest  income                                  92               6,639
Other  income                                  4,070               3,150

Loss before provision for income taxes    (2,377,969)         (1,131,285)
Provision  for  income  taxes                      -                   -

Net  loss                              $  (2,377,969)     $   (1,131,285)
                                       ==================================

Loss per share, basic and diluted      $           -      $        (0.06)
                                       ==================================

Weighted  average  shares  outstanding             -          18,272,223
                                       ==================================

The accompanying notes are an integral part of these consolidated financial statements.

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,



                                                2001                 2000
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
     Net  loss                            $  (2,377,969)     $  (1,131,285)
Adjustments to reconcile
net loss to net cash used
in  operating  activities
Depreciation and amortization                    52,728             23,633
Stock  based  compensation                      751,287             49,875
Expenses  paid  with  stock                     160,243                  -
Changes  in  assets  and  liabilities:
Accounts  receivable                             (1,950)                 -
Inventory                                         6,638              7,583
Employee  receivables                             3,293             (3,293)
Prepaid  expenses                                   788             (3,750)
Deposits                                              -             (7,637)
          Accounts  payable                     110,693            141,456
          Accrued  expenses                     645,353             92,198
          Deposits  payable                           -             (1,200)
               Deferred  liabilities              2,815              5,516
Net cash used in operating activities          (646,081)          (826,904)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
   Acquisition of property and equipment         (3,760)           (75,388)
     Acquisition  of  intangible  assets              -            (25,000)
     Cash  acquired  through  acquisition             -            500,000
Net cash provided by investing activities        (3,760)           399,612

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
  Net proceeds from sale of common stock        241,870            102,716
  Additional  paid-in  capital                        -            190,434
  Advances  from  shareholders                  360,167             94,000
  Proceeds  of  notes  payable                   45,000             75,995
  Repayment  of  note  payable                        -             (2,000)

Net cash provided by financing activities       647,037            461,145

Net  increase  in  cash  and cash equivalents    (2,804)            33,853

Cash and cash equivalents-beginning
 of period                                       25,548                 36

Cash and cash equivalents-December 31,   $       22,744     $       33,889
                                         ==================================

SUPPLEMENTAL  CASH  FLOW  INFORMATION
     Cash  paid  during  the  year  for:
          Interest                       $           86     $          813
                                         ==================================
          Income  taxes                  $            -     $            -
                                         ==================================

The accompanying notes are an integral part of these consolidated financial statements.

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                             AS OF DECEMBER 31, 2001

                                                                         Additional                       Total
                                                         Common  Stock     Paid-in    Accumulated      Stockholders'
                                                       Shares    Amount    Capital      Deficit      (Deficit) Equity

Balance at January 1, 2000. . . . . . . . . . . . .  15,155,556  $15,156  $   11,462  $   (19,449)  $           7,169

Acquisition of public shell corporation . . . . . .   4,400,000    4,400     495,600            -             500,000
Additional cash received in acquisition . . . . . .           -        -     190,434            -             190,434
Shares transferred by shareholder for compensation.           -        -      39,875            -              39,875
Shares transferred by shareholder for consulting. .           -        -      10,000            -              10,000
Options issued in acquisition of domain name. . . .           -        -      64,675            -              64,675
Sale of treasury stock. . . . . . . . . . . . . . .           -        -     102,716            -             102,716

Net loss. . . . . . . . . . . . . . . . . . . . . .           -        -           -   (1,131,285)         (1,131,285)

Balance at December 31,  2000 . . . . . . . . . . .  19,555,556   19,556     914,762   (1,150,734)        (   216,416

Sale of shares for cash . . . . . . . . . . . . . .   5,120,277    5,120     236,750            -             241,870
Shares issued for services. . . . . . . . . . . . .   5,555,597    5,555     745,732            -             751,287
Shares issued for expense . . . . . . . . . . . . .     250,000      250      44,750            -              45,000
Shares issued for interest. . . . . . . . . . . . .     880,000      880      49,520            -              50,400
Finance cost attributed to shares sold below market           -        -      64,843            -              64,843

Net loss. . . . . . . . . . . . . . . . . . . . . .           -        -           -   (2,377,969)         (2,377,969

Balance at December 31, 2001. . . . . . . . . . . .  31,361,430  $31,361  $2,056,357  $(3,528,703)  $      (1,440,985
                                                   ===================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



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

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE  1  -          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE  1  -          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

                         Long-Lived  Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

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

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE  1  -          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

                         Advertising

                         The  Company  expenses  advertising  costs  as they are
incurred. Advertising expense for the period ending December 31, 2001 and 2000 was $1,745 and $6,361 respectively.

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

                         Comprehensive  Income

                         SFAS  No.  130,  "Reporting  Comprehensive  Income"
establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2001 and 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying consolidated financial statements.

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

                         The  computation  of  DEPS  does not assume conversion,
exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. At December 31, 2001, the Company had no potentially dilutive securities outstanding.

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

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE  2  -          PROPERTY  AND  EQUIPMENT

Property and equipment is summarized as follows:

                                              December  31,
                                        2001                2000
   Furniture  and  equipment     $      70,010     $       67,800
             Software                    7,564              7,564
             Improvements                2,081              2,081
                                        79,655            77,445
  Less: Accumulated depreciation        20,593             8,470

           Net  book  value     $       59,062     $      68,975
                                ==================================

Depreciation expense recorded in the statement of operations for the periods ended December 31, 2001 and 2000 was $12,123and $8,059, respectively.

Unamortized computer software at December 31, 2001 and 2000 was $3,782 and$6,303. Amortization of computer software was $2,521 and $1,261 during the years ended December 31, 2001 and 2000.

NOTE  3  -          INTANGIBLE  ASSETS

                         Amortization  of intangibles included in the statements
of operations for the periods ended December 31, 2001 and 2000 was $36,344 and $15,574, respectively.

In August 2000, the Company purchased the domain name and mark "eKnowledge.com" for $25,000 in cash and an option to purchase 32,500 shares of the Company's common stock, exercisable at $0.01 per share at any time beginning May 1, 2001 for a term of four years from May 1, 2001. These options have been valued at $64,675 using the Black Sholes option pricing model with the following assumptions: risk-free interest rate of 5.5%; volatility of 42%; expected dividend rate of 0%; expected life of 4.75 years. The fair value of the options has been added to the cost, for an aggregate amount of $89,675. The purchase gives the Company all rights, title and interest in the trademark "eKnowledge" as registered and maintained by the U.S. Patent and Trademark Office.

The  options  were  exercised  during  2001.

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

     Note  Payable

     The Company is obligated pursuant to a promissory note in the amount of $45,000. The note bears interest at prime plus 2% and is due on October 12, 2002. The Company also issued 180,000 shares of stock, valued at $14,400, in connection with obtaining this loan. This amount has been charged to interest expense.

NOTE  5  -     CAPITAL  STOCK

     On April 17, 2000, Richmond issued 15,155,556 shares of stock for all the stock - 15,155,556 shares - of eKnowledge. Before the transaction, there were 4,400,000 shares of Richmond outstanding. After the transaction the ownership of Richmond was as follows:

                                              Shares          Percent
          Original  shareholders
            (including  public  owners)     4,400,000             22.5
          Former  owners  of  eKnowledge   15,155,556             77.5
               Total                       19,555,556            100.0
                                          =============================

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

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

     The Company has entered into various agreements with third parties to market shares of its common stock and to obtain financing. In connection with these agreements, the Company has issued a total of 7,894,283 shares in the names of itself and the investment bankers. The shares are either to be held as collateral or sold to investors. As of December 31, 2001, none of these shares are reflected as issued and outstanding in the financial statements.

NOTE  6  -          INCOME  TAXES

The components of the provision for income taxes are as follows:

                                              December  31,
                                         2001              2000
Current  Tax  Expense
U.S.  Federal                      $           -     $           -
State  and  Local                              -                 -
Total  Current                                 -                 -

Deferred  Tax  Expense
U.S.  Federal                                  -                 -
State and Local                                -                 -
Total  Deferred                                -                 -

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                              December  31,
                                         2001              2000
Federal Income Tax Rate                    (34.0)%            (34.0)%
Effect  of  Valuation  Allowance            34.0 %             34.0 %
    Effective  Income  Tax  Rate            0.0  %              0.0 %
                                        ==============================

At December 31, 2001, the Company had net carry-forward losses of approximately $3,464,000. Because of the current uncertainty of realizing the benefit of the tax carry-forwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry-forwards depends predominantly upon the Company's ability to generate taxable income during the carry-forward period.

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE  6  -     INCOME  TAXES  (Continued)

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Deferred  Tax  Assets
Loss  Carry-forwards                          $   1,178,000
Less:  Valuation Allowance                       (1,178,000)
Net  Deferred  Tax Assets                     $           -
                                              ==============

Net  operating  loss  carry-forwards  expire  in  2019
through  2021.

NOTE  7  -          NON-CASH  FINANCIAL  ACTIVITIES

During the year ended December 31, 2001, the Company had the following non-cash activities:

- The Company issued 5,557,597 shares of common stock, valued at $751,287, for services.

- The Company issued 1,130,000 shares of common stock, valued at $95,400, as payment for expenses.

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

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE  8  -          COMMITMENTS  AND  CONTINGENCIES

                         The  Company  conducts  its  operations  in  facilities
occupied pursuant to a lease expiring August 31, 2003. The lease calls for a current monthly rent of $2,114 plus common area charges of $729 per month. The lease also provides for scheduled annual increases in both the rental and common area charges. The landlord may cancel or terminate the lease at anytime by giving a 75 day prior written notice. Future minimum lease payments are as follows:

                              2002          $  34,646
                              2003             23,592

                         Rent  expense  included  in the statement of operations
for the years ended December 31, 2001 and 2000 is $38,577 and $48,340, respectively.

NOTE  9  -          ADVANCES  FROM  SHAREHOLDERS

                         The  Company  has received advances from 3 shareholders
aggregating $530,162 and $94,000 at December 31, 2001 and 2000. These advances bear no interest and are repayable upon demand.

NOTE  10  -     GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net operating losses of $3,528,703 since inception and has a working capital deficit of $1,546,728. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management is continuing to pursue financial investments through private placement equity offerings. Currently, the Company has signed agreements for various private placements. Additionally, the Company has reached agreements with other companies for distribution of Company material through these companies' existing distribution channels. Finally, the Company is entering into strategic joint venture agreements to create and distribute content, sharing costs of development.

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

                      eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000




NOTE  12  -     SUBSEQUENT  EVENTS

In February 2002,  the  Company  issued 5,474,653 shares of common stock.