Form 10QSB
period 2002-03-31
EKNOWLEDGE GROUP INC
filed 2002-05-20
CIK 1045284

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

     [X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

    [  ]                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________ TO ____________


                       COMMISSION  FILE  NUMBER:  000-28881


                       EKNOWLEDGE GROUP, INC. & SUBSIDIARY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA                                                                76-0430898
(JURISDICTION  OF  INCORPORATION)        (I.R.S.  EMPLOYER  IDENTIFICATION  NO.)

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

PART  I:  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.


     The financial statements, for the three months ended March 31, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

                      eKnowledge Group, Inc. and Subsidiary
                          Consolidated Balance Sheets

                                                     (unaudited)         (audited)
                                                    March 31, 2002   December 31, 2001
---------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
    Cash and Cash Equivalents. . . . . . . . . . .          62,738              22,744
    Accounts Receivable. . . . . . . . . . . . . .           1,950               1,950
    Prepaid Expenses . . . . . . . . . . . . . . .           2,962               2,962
                                                    ---------------  ------------------
      TOTAL CURRENT ASSETS . . . . . . . . . . . .          67,650              27,656
  PROPERTY AND EQUIPMENT
    Furniture and Equipment. . . . . . . . . . . .          79,655              79,655
    Less: Accumulated Depreciation . . . . . . . .         (24,634)            (20,593)
                                                    ---------------  ------------------
      PROPERTY AND EQUIPMENT, NET. . . . . . . . .          55,021              59,062
  OTHER ASSETS
    Deposits - Rent. . . . . . . . . . . . . . . .           7,637               7,637
    Intangible Assets. . . . . . . . . . . . . . .         106,505             106,505
    Less: Accumulated Amortization . . . . . . . .         (61,635)            (52,760)
                                                    ---------------  ------------------
      TOTAL OTHER ASSETS . . . . . . . . . . . . .          52,507              61,382
                                                    ---------------  ------------------
      TOTAL ASSETS . . . . . . . . . . . . . . . .         175,177             148,100
                                                    ===============  ==================

LIABILITIES AND STOCKHOLDER'S EQUITY
  CURRENT LIABILITIES
    Accounts Payable . . . . . . . . . . . . . . .         249,067             264,171
    Accrued Expenses . . . . . . . . . . . . . . .         697,107             738,351
    Notes Payable. . . . . . . . . . . . . . . . .          52,500              52,500
    Advances from Shareholders . . . . . . . . . .         517,162             517,162
    Deposits Payable . . . . . . . . . . . . . . .           1,200               1,200
                                                    ---------------  ------------------
      TOTAL CURRENT LIABILITIES. . . . . . . . . .       1,517,037           1,573,384
  LONG-TERM LIABILITIES
    Other Liabilities. . . . . . . . . . . . . . .           2,701               2,701
    Loans from Shareholders. . . . . . . . . . . .          13,000              13,000
                                                    ---------------  ------------------
      TOTAL LONG-TERM LIABILITIES. . . . . . . . .          15,701              15,701
                                                    ---------------  ------------------
  TOTAL LIABILITIES. . . . . . . . . . . . . . . .       1,532,738           1,589,085
STOCKHOLDER'S EQUITY
    Common Stock . . . . . . . . . . . . . . . . .          34,691              31,361
    Additional Paid-in Capital . . . . . . . . . .       2,261,516           2,056,357
    Accumulated Deficit. . . . . . . . . . . . . .      (3,653,768)         (3,528,703)
                                                    ---------------  ------------------
      TOTAL STOCKHOLDER'S EQUITY . . . . . . . . .      (1,357,561)         (1,440,985)
                                                    ---------------  ------------------
        TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         175,177             148,100
                                                    ===============  ==================

   The accompanying notes are an integral part of these financial statements.

                      eKnowledge Group, Inc. and Subsidiary
                      Consolidated Statement of Operations
                   For Quarters ended March 31, 2002 and 2001

                                                 (UNAUDITED)       (UNAUDITED)
                                               MARCH 31, 2002    MARCH 31, 2001
---------------------------------------------------------------------------------
Sales. . . . . . . . . . . . . . . . . . . .  $       119,331   $        21,703

Cost of sales. . . . . . . . . . . . . . . .           48,608            94,990
                                              ----------------  ----------------
Gross profit . . . . . . . . . . . . . . . .           70,723           (73,287)

Selling, general and administrative expenses          195,841           267,499
                                              ----------------  ----------------
Loss before other income & provision
  of taxes . . . . . . . . . . . . . . . . .         (125,118)         (340,786)
Interest expense . . . . . . . . . . . . . .                -               (86)
Interest income. . . . . . . . . . . . . . .               45                55
Other income . . . . . . . . . . . . . . . .                8                 -
                                              ----------------  ----------------
Loss before provision for income taxes . . .         (125,065)         (340,818)
Provision for income taxes . . . . . . . . .                -                 -
                                              ----------------  ----------------
Net loss . . . . . . . . . . . . . . . . . .         (125,065)         (340,818)
                                              ================  ================
Weighted average shares outstanding. . . . .       31,777,680        19,555,556
                                              ================  ================
Loss per share, basic & diluted. . . . . . .            (0.00)            (0.02)
                                              ================  ================

   The accompanying notes are an integral part of these financial statements.

                      eKnowledge Group, Inc. and Subsidiary
                      Consolidated Statement of Cash Flows
                   For Quarters ended March 31, 2002 and 2001

                                                    (unaudited)       (unaudited)
                                                  March 31, 2002    March 31, 2001
-----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATION ACTIVITIES
  Net loss. . . . . . . . . . . . . . . . . . .  $      (125,065)  $      (340,818)
  ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and Amortization . . . . . . .           12,917            12,917
    Finance Costs                                         35,217                 -
    Stock Base Compensation                               59,174                 -
    Accounts Receivable . . . . . . . . . . . .                -            (4,450)
    Inventory . . . . . . . . . . . . . . . . .                -               916
    Prepaid Expenses. . . . . . . . . . . . . .                -             1,875
    Accounts Payable. . . . . . . . . . . . . .          (15,104)          (23,365)
    Accrued Expenses. . . . . . . . . . . . . .          (41,244)           16,203
    Deferred Liabilities. . . . . . . . . . . .                -              (651)
                                                 ----------------  ----------------
      NET CASH PROVIDED BY OPERATIONS . . . . .          (74,105)         (337,372)
                                                 ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Furniture and Equipment . . . . . . . . . .                -            (1,913)
                                                 ----------------  ----------------
      NET CASH PROVIDED BY INVESTING. . . . . .                -            (1,913)
                                                 ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds of Notes Payable . . . . . . . . .                -            24,427
    Advances from Shareholders. . . . . . . . .                -           210,992
    Net Proceeds from Sale of Common Stock. . .          114,098            75,475
                                                 ----------------  ----------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES          114,098           310,894
                                                 ----------------  ----------------

    NET INCREASE IN CASH. . . . . . . . . . . .  $        39,994   $       (28,391)
                                                 ================  ================

  CASH BALANCE AT BEGINNING OF PERIOD . . . . .           22,744            33,889
                                                 ----------------  ----------------

  CASH BALANCE AT END OF PERIOD . . . . . . . .           62,738             5,498
                                                 ================  ================

   The accompanying notes are an integral part of these financial statements.

                      eKnowledge Group, Inc. and Subsidiary
            Consolidated Statement of Stockholders' (Deficit) Equity
                              As of March 31, 2002


                                                          ADDITIONAL          TOTAL
                                  COMMON STOCK          PAID-IN     ACCUMULATED     STOCKHOLDERS'
                                         DESCRIPTION      SHARES       AMOUNT      CAPITAL       DEFICIT     EQUITY
--------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2001. . . . . . . .   19,555,556   $    19,556   $  914,762  $(1,150,734)  $  (216,416)

Sale of shares for cash . . . . . . . .    5,120,277         5,120      236,750                    241,870
Shares issued for services. . . . . . .    5,555,597         5,556      745,732                    751,288
Shares issued for expense . . . . . . .      250,000           250       44,750                     45,000
Shares issued for interest. . . . . . .      880,000           880       49,520                     50,400
Finance cost attributed to shares sold.                                  64,843                     64,843

Net loss. . . . . . . . . . . . . . . .                                           (2,377,969)   (2,377,969)

BALANCE, DECEMBER 31, 2001. . . . . . .   31,361,430        31,361    2,056,357   (3,528,703)   (1,440,985)

Shares issued for cash. . . . . . . . .    1,890,356         1,890      112,208                    114,098
Finance costs attributed to shares sold                                  35,217                     35,217
Shares issued for services. . . . . . .    1,439,644         1,440       57,734                     59,174

Net loss. . . . . . . . . . . . . . . .                                             (125,065)     (125,065)

BALANCE, MARCH 31, 2002 . . . . . . . .   34,691,430   $    34,691   $2,261,516  $(3,653,768)  $(1,357,561)
                                         ============  ============  ==========  ============  ============

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

Interim  Financial  Information
-------------------------------
The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company"s financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results of operations to be expected for the full year.

NOTE  2  -     CAPITAL  STOCK

The Company has entered into various agreements with third parties to market shares of its common stock and to obtain financing. In connection with these agreements, the Company has issued a total of 7,894,283 shares in the names of itself and the investment bankers. The shares are either to be held as collateral or sold to investors. As of March 31, 2002, none of these shares are reflected as issued and outstanding in the financial statements.

On February 1, 2002, the Company registered 3,500,000 shares in a Form S-8 registration statement. The stock will be used to provide compensation to consultants, contractors, and directors of the Company for services rendered or to be rendered for the benefit of the Company. The common stock is not subject to any restriction on transferability. As of March 31, 2002, 1,439,644 of these shares had been distributed.

During the period the Company sold 1,890,356 shares for $114,098. Because the shares sold are restricted from trading for a period of time, the shares were sold at a discount. The discount is recorded as finance costs in the amount of $35,217.

NOTE  3  -          NON-CASH  FINANCIAL  ACTIVITIES

During the quarter ended March 31, 2002, the Company had the following non-cash activities:

- The Company issued 1,439,664 shares of common stock, valued at $236,694, for services.

NOTE  4  -     GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net operating losses of $3,653,768 since inception and has a working capital deficit of $1,449,387. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

OVERVIEW

EKNOWLEDGE IS A LEADING PROVIDER OF E-LEARNING PRODUCTS AND SERVICES, delivering interactive multimedia training and education programs over the Internet or on CD-ROM. The company sits on the cutting edge of technology by incorporating streaming video into many eKnowledge designed programs.

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

As one of the few providers of custom designed programs featuring video-streaming, eKnowledge handles all aspects of development which the client requires, from video production through hosting of the final product. eKnowledge delivers effective video or audio based solutions to all users, regardless of their Internet connection speed. eKnowledge programs effectively supplement or replace existing live training, while offering the organization with the ability to track user participation and performance.

eKnowledge offers services to corporations in the areas of employee training, product training, computer applications training, customer service, and marketing and sales. In addition, eKnowledge has developed programs for consultants, publishers, universities, and professional and trade associations.

EKNOWLEDGE  PRODUCTS:

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

The company has seen tremendous growth in the Government Essentials offering. During the first four months, September - December 2001, 12 cities purchased the program. From January, 2001 through March 31, 2002, more than 200 Cities, Counties, and Transit Authorities purchased the program.

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

GEORGIA  -  Alpharetta,  Gainesville,  Rome

NEVADA  -  Clark  County,  Henderson,  Las  Vegas

OREGON - Clackamas County, Gresham, League of Oregon Cities, Metro District, Milwaukie, Multnomah County

TEXAS  -  Dallas,  Grapevine,  Lewisville

UTAH - Bluffdale, Brigham, Cache County, Cedar, Centerville, Clearfield, Clinton, Davis County, Draper, Enterprise, Escalante, Farmington, Glenwood,
Kanab, Layton, Lindon, Mapleton, Midway, Mt. Pleasant, Murray, Ogden, Orem, Plain City, Provo, Riverdale, Roy, Sandy City, South Jordan, Spanish Fork, Springville, Utah Risk Management Mutual Assoc. (25 Cities), Uintah, Washington Terrace, Weber County, West Bountiful, West Jordan, West Valley

WASHINGTON - King County, Clark County, Association of Washington Cities (157 Cities), Airway Heights, Algona, Asotin, Battle Ground, Benton City, Black Diamond, Blaine, Bonney Lake, Brewster, Bridgeport, Brier, Buckley, Burien, Burlington, Carnation, Cashmere, Castle Rock, Chehalis, Chelan, Cheney, Chewelah, Clarkston, Cle Elum, Clyde Hill, Colfax, College Place, Colville,
Concrete, Connell, Cosmopolis, Coulee Dam, Coupeville, Covington, Davenport, Dayton, Deer Park, DuPont, Duvall, East Wenatchee, Eatonville, Edgewood, Elma, Entiat, Ephrata, Everson, Ferndale, Fife, Fircrest, Forks, Friday Harbor, Gig Harbor, Gold Bar, Goldendale, Grand Coulee, Grandview, Granger, Granite Falls, Ilwaco, Kalama, Kelso, Kenmore, Kettle Falls, La Center, La Conner, Lake Forest Park, Lake Stevens, Lakewood, Langley, Leavenworth, Long Beach, Lynden, Mabton, Maple Valley, Mattawa, McCleary, Medical Lake, Medina, Mill Creek, Millwood, Milton, Monroe, Montesano, Morton, Mossyrock, Moxee, Mukilteo, Napavine, Newcastle, Newport, Nooksack, Normandy Park, North Bend, North Bonneville, Oakville, Ocean Shores, Odessa, Okanogan, Omak, Oroville, Orting, Othello, Pacific, Palouse, Pe Ell, Pomeroy, Port Orchard, Port Townsend, Poulsbo, Prosser, Quincy, Rainier, Raymond, Reardan, Republic, Ridgefield, Ritzville, Roslyn, Roy, Royal City, Ruston, Sammamish, Sedro-Woolley, Selah, Sequim, Snohomish, Snoqualmie, Soap Lake, South Bend, Stanwood, Steilacoom, Stevenson, Sultan, Sumas, Tekoa, Tenino, Tieton, Toledo, Tonasket, Toppenish, Union Gap, University Place, Vader, Vancouver, Waitsburg, Wapato, Warden, Washougal, Waterville, West Richland, Westport, White Salmon, Wilbur, Winlock, Winthrop, Woodinville, Woodland, Yelm, Zillah, Washington State Transit Insurance Pool (13 Transit Authorities), Ben Franklin Transit, Clallam Transit, Community Transit, Grays Harbor Transit, Intercity Transit, Island Transit, Jefferson Transit, Kitsap Transit, LINK, Pacific Transit, Mason Transit, SKAT, Whatcom Transit, Grays Harbor Transit, Pierce Transit, C-TRAN.

The Government Essentials training programs are scheduled to expand to include Fire Departments, Water Districts, Parks & Recreation Departments, Transit Authorities, and Hospital Training. Content is currently being arranged to be produced in the eKnowledge studio for delivery upon the Internet and CD-ROM's. Depending upon funding, Sales and Marketing expansion is scheduled to being in Third Quarter 2002.

PREVENTIONPOINT
Launched October 17, 2001, PreventionPoint (www.preventionpoint.com) is an online Human Resources community that provides training and services geared toward litigation prevention and risk limitation, including:

Online compliance training for managers and employees. Referrals to Preferred HR Service Providers. These are vendors that provide preventative services, like screening, drug testing, etc. Customizable employee handbooks, as well as HR forms and compliance kits.

Prevention Point is a Joint Venture between eKnowledge and Fisher & Phillips, a prestigious labor law firm established in 1943. $500,000 dollars in funding and $500,000 in intellectual property has been committed to Prevention Point. Additionally, Prevention Point will be marketed to the thousands of clients of Fisher & Phillips.

In addition to the revenues that will be derived from the Company's ownership interest of Prevention Point - the Company will derive the benefits of the relationships the Fisher & Phillips attorneys have with their clients in acquiring more and substantial e-learning work for eKnowledge.

WE  THE  PEOPLE
The company entered into a joint venture agreement with the We The People organization to produce a website and a pay-per-view webcast for February 27 - 28, 2002. Additionally, the company secured the rights to fulfill and receive a commission upon orders of the webcast for future delivery and sales upon electronic transcript, CD-ROM, DVD, and video. Sales of the webcast may be purchased from www.givemeliberty.org or www.bostonteapartyii.com
                 ---------------------      ------------------------

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

The series is being marketed and distributed through a distribution agreement the company has entered into with Education World. Education World currently provides products and services to thousands of school districts nationwide. Their website is www.educationworld.com

TEST  PREPARATION
eKnowledge owns the intellectual property to 6 full service test preparation courses and 30+ supplemental test preparation courses: SAT (2,000,000 annual takers), ACT (1,000,000) , LSAT (100,000), GMAT (270,000), GRE (400,000), TOEIC
(2,000,000). These courses are high quality programs similar to a "live seminar" yet intended to be delivered over the Internet via video streaming or upon CD-ROM. To replicate the hundreds of hours of lectures and workshops, the thousands of practice questions & explanatory answers, and the practice tests would be in excess of $3 million dollars.

On August 3, 2001 eKnowledge Group, Inc. signed an exclusive distribution contract for the eKnowledge HOME LSAT (Law School Admissions Test) Program with the law fraternity, Phi Alpha Delta. The Phi Alpha Delta pre-law organization is the largest pre-law organization in the U.S.

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

A sample of U.S. agency customers include the Department of Defense, the National Security Administration, Department of Labor, Department of Energy, Marine Corps, Army, Department of Justice, Department of State and the Federal Aviation Administration. Commercial customers include IBM, Remax, SRA, DynCorp, and more. The ID website is www.intelligent.net
                                  -------------------


E-LEARNING  JOINT  VENTURES
eKnowledge will enter into Joint Venture relationships where the company feels eKnowledge can enhance a product and service offering. eKnowledge will make an investment of time and material for an equity position in the venture. Ventures considered typically have the following traits: A Strong Distribution Channel; Unique Offering; Market Demand; Favorable Gross Margins; Barriers to Entry; Quality Management; Well Funded, etc.

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

eKnowledge incurred net losses of $125,065 in the three months ending March 31, 2002, and has yet to achieve operating income or net income. The company is negotiating financing to meet the funding required for operational and expansion needs.

eKnowledge has experienced growth in its client base, in the amount of intellectual property owned by the company, and in the number of joint venture products expected to produce significant revenues. In recent filings, based upon Prevention Point projections profitability was projected for August 2002. This is doubtful as Prevention Point has taken longer than anticipated to realize significant sales. We anticipate strong sales in Quarter Two, 2002, from Prevention Point and believe it will begin to be on projections whereby the company would start to receive our projected $400,000 annual beginning in Quarter Three, 2002 through Quarter Two, 2003.

Due to the rapid sales success in Government Essentials the company has decided to allocate the necessary resources to grow this offering as quickly as prudence allows. Based upon sales and financing the company plans to expand the Government Essentials offering and sales force beginning in Third Quarter 2002. This expansion will have an impact upon profitability while revenues from the expansion take time to be realized. To grow revenue and shareholder value, the company must invest in infrastructure growth, intellectual property development, and continued marketing, among other things. As a result, the company expects to continue to incur annual operating losses through much of 2002.

                                FUNDING  ANALYSIS

On April 22, 2001, eKnowledge entered into an executed agreement with H. Pester of German concern ICCF, whereby an equity investment of $5,000,000.00 US was to be infused in June of 2001. An extension was requested by Pester and granted by eKnowledge. To date Pester has not fulfilled his equity investment commitment but maintains he will honor his contract.

Additionally, the company secured an additional commitment of a timed investment of $1,000,000 through TMG of Switzerland. This commitment has not been fulfilled.

The company has been funded through sales of product and services and outside equity investments.

In March of 2002 the company entered into a consulting agreement with A. G. Spencer Corporation for global strategy consulting services. A. G. Spencer has brought both funding opportunities and a potential merger for the company to consider.

                              RESULTS  OF  OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001.

REVENUE

TOTAL REVENUE increased from $21,703 in the three months ended March 31, 2001 to $119,331 in the three months ended March 31, 2002. The increase in revenue was attributable to Government Essentials sales and paid e-Learning work for We The People. Neither the Government Essentials program or the work from We The People was in existence for the company in the Three Months Ended March 31, 2001.

COST  OF  SALES

TOTAL COST OF SALES decreased from $94,990 in the three months ended March 31, 2001 to $48,608 in the three months ended March 31, 2001. The decreases were attributable to a decrease in programmer staffing and the use of strategic outsourcing.

SALES  AND  MARKETING

SALES AND MARKETING EXPENSES consist of sales and marketing personnel costs, as well as travel, trade shows, public relations, and other marketing literature and overhead. Sales and marketing expenses were $37,174 in the three months ended March 31, 2001 and $6,327 in the three months ended March 31, 2002. The decrease is attributable to a decrease in sales personnel, sales travel and the attendance at fewer trade shows. The company has determined that marketing eKnowledge products and services is better served through the current in-house marketing strategy rather than attendance at expensive trade shows.

Sales and marketing expenses are expected to increase in absolute dollars in the future as we continue to increase our sales and marketing efforts in both products and services.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, executive and other personnel. General and administrative expenses decreased from $267,499 for the three months ended March 31, 2001 to $195,841 in the three months ended March 31, 2002. The decrease is due to the decreased number of employees and budget trimming brought about due to the Pester $5 million dollar commitment not being realized. General and administrative expenses are expected to increase in absolute dollars in the future

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

 /s/  Gary  S.  Saunders      /s/Scott  Hildebrandt      /s/Chris  DeSantis
      Gary  S.  Saunders         Scott  Hildebrandt         Chris  DeSantis

      /s/Wayne  Saunders
         Wayne  Saunders