Form 10QSB
period 2002-06-30
EKNOWLEDGE GROUP INC
filed 2002-08-19
CIK 1045284

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

     [X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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


AS OF JUNE 30, 2002, THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK WAS 37,271,887.


TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK ONE): YES [ ]   NO [X]

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.


The financial statements, for the six months ended June 30, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

                      EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                       (unaudited)        (audited)
                                                      June 30, 2002   December 31, 2001
ASSETS
CURRENT ASSETS
    Cash and Cash Equivalents . . . . . . . . . . .          17,974              22,744
    Accounts Receivable . . . . . . . . . . . . . .               -               1,950
    Prepaid Expenses. . . . . . . . . . . . . . . .               -               2,962
      TOTAL CURRENT ASSETS. . . . . . . . . . . . .          17,974              27,656
  PROPERTY AND EQUIPMENT
    Furniture and Equipment . . . . . . . . . . . .          82,994              79,655
    Less: Accumulated Depreciation. . . . . . . . .         (28,810)            (20,593)
                                                     ---------------  ------------------
      PROPERTY AND EQUIPMENT, NET . . . . . . . . .          54,184              59,062
  OTHER ASSETS
    Deposits - Rent . . . . . . . . . . . . . . . .           7,637               7,637
    Intangible Assets . . . . . . . . . . . . . . .         106,505             106,505
    Less: Accumulated Amortization. . . . . . . . .         (70,511)            (52,760)
      TOTAL OTHER ASSETS. . . . . . . . . . . . . .          43,631              61,382
                                                     ---------------  ------------------
      TOTAL ASSETS. . . . . . . . . . . . . . . . .         115,790             148,100
                                                     ===============  ==================

LIABILITIES AND STOCKHOLDER'S DEFICIT
  CURRENT LIABILITIES
    Accounts Payable. . . . . . . . . . . . . . . .         176,482             264,171
    Accrued Expenses. . . . . . . . . . . . . . . .         427,057             738,351
    Notes Payable . . . . . . . . . . . . . . . . .         480,478              52,500
    Advances from Shareholders. . . . . . . . . . .         517,162             517,162
    Deposits Payable. . . . . . . . . . . . . . . .           1,200               1,200
      TOTAL CURRENT LIABILITIES . . . . . . . . . .       1,602,380           1,573,384
  LONG-TERM LIABILITIES
    Note Payable. . . . . . . . . . . . . . . . . .               -                   -
    Other Liabilities . . . . . . . . . . . . . . .           2,701               2,701
    Loans from Shareholders . . . . . . . . . . . .          13,000              13,000
                                                     ---------------  ------------------
      TOTAL LONG-TERM LIABILITIES . . . . . . . . .          15,701              15,701
                                                     ---------------  ------------------
  TOTAL LIABILITIES . . . . . . . . . . . . . . . .       1,618,081           1,589,085
STOCKHOLDER'S DEFICIT
    Common Stock. . . . . . . . . . . . . . . . . .          37,272              31,361
    Additional Paid-in Capital. . . . . . . . . . .       2,389,539           2,056,357
    Accumulated Deficit . . . . . . . . . . . . . .      (3,929,102)         (3,528,703)
                                                     ---------------  ------------------
      TOTAL STOCKHOLDER'S DEFICIT . . . . . . . . .      (1,502,290)         (1,440,985)
                                                                      ------------------
        TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT         115,790             148,100
                                                     ===============  ==================

The  accompanying  notes  are  an  integral  part of these financial statements.

                      EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
            FOR SIX MONTHS AND QUARTERS ENDED JUNE 30, 2002 AND 2001

                                                          (UNAUDITED)                   (UNAUDITED)
                                                       SIX MONTHS ENDED                QUARTER ENDED
                                               JUNE 30, 2002    JUNE 30, 2001    JUNE 30, 2002    JUNE 30, 2001
Sales. . . . . . . . . . . . . . . . . . . .  $      221,171   $       62,163   $      101,840   $       40,460
Cost of sales. . . . . . . . . . . . . . . .         129,411          138,906           80,803           43,916
                                              ---------------  ---------------  ---------------  ---------------
Gross profit . . . . . . . . . . . . . . . .          91,760          (76,743)          21,037           (3,456)
Selling, general and administrative expenses         477,999          741,888          282,159          437,722
                                              ---------------  ---------------  ---------------  ---------------

Loss before other income & provision
  of taxes . . . . . . . . . . . . . . . . .        (386,239)        (818,631)        (261,121)        (441,178)
Interest expense . . . . . . . . . . . . . .         (14,263)             (86)          14,263                -
Interest income. . . . . . . . . . . . . . .              95               56               51                -
Other income . . . . . . . . . . . . . . . .               8                -                -                -
                                              ---------------  ---------------  ---------------  ---------------
Loss before provision for income taxes . . .        (400,399)        (818,661)        (275,334)        (441,178)
Provision for income taxes . . . . . . . . .               -                -                -                -
                                              ---------------  ---------------  ---------------  ---------------
Net loss . . . . . . . . . . . . . . . . . .        (400,399)        (818,661)        (275,334)        (441,178)
                                              ===============  ===============  ===============  ===============
Weighted average shares outstanding. . . . .      35,981,659       20,757,930       35,981,659       19,555,556
                                              ===============  ===============  ===============  ===============
Loss per share, basic & diluted. . . . . . .           (0.01)           (0.04)           (0.01)           (0.02)
                                              ===============  ===============  ===============  ===============

The  accompanying  notes  are  an  integral  part of these financial statements.

                      EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                    (unaudited)     (unaudited)
                                                  June 30, 2002    June 30, 2001
CASH FLOWS FROM OPERATION ACTIVITIES
  Net loss. . . . . . . . . . . . . . . . . . .  $     (400,399)  $     (818,661)
  ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and Amortization . . . . . . .          25,968           24,992
    Stock Compensation. . . . . . . . . . . . .         118,045                -
    Finance Costs of Stock Sales. . . . . . . .          61,853                -
    Accounts Receivable . . . . . . . . . . . .           1,950            1,950
    Employee Receivable . . . . . . . . . . . .               -            2,420
    Inventory . . . . . . . . . . . . . . . . .               -            1,875
    Prepaid Expenses. . . . . . . . . . . . . .           2,962                -
    Deposits - Rent . . . . . . . . . . . . . .               -          274,472
    Accounts Payable. . . . . . . . . . . . . .         (87,689)         136,595
    Accrued Expenses. . . . . . . . . . . . . .         116,684                -
    Deposits Payable. . . . . . . . . . . . . .               -           (1,302)
      NET CASH PROVIDED BY OPERATIONS . . . . .        (160,626)        (377,659)
                                                 ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Furniture and Equipment . . . . . . . . . .          (3,339)          (6,471)
    Intangible Assets . . . . . . . . . . . . .               -              842
      NET CASH PROVIDED BY INVESTING. . . . . .          (3,339)          (5,629)
                                                 ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Notes Payable . . . . . . . . . . . . . . .               -           24,000
    Advances from Shareholders. . . . . . . . .               -           38,223
    Net Proceeds from Sale of Common Stock. . .         159,195          261,419
    Common Stock - par value. . . . . . . . . .               -            4,809
    Additional Paid-in Capital. . . . . . . . .               -           36,667
      NET CASH PROVIDED BY FINANCING ACTIVITIES         159,195          365,117
                                                 ---------------  ---------------

    NET INCREASE IN CASH. . . . . . . . . . . .  $       (4,770)  $      (18,171)
                                                 ===============  ===============

  CASH BALANCE AT BEGINNING OF PERIOD . . . . .          22,744           33,889
                                                 ---------------  ---------------

  CASH BALANCE AT END OF PERIOD . . . . . . . .          17,974           15,719
                                                 ===============  ===============

The  accompanying  notes  are  an  integral  part of these financial statements.

                      EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                               AS OF JUNE 30, 2002

                                                                 ADDITIONAL                  TOTAL
                                               COMMON STOCK        PAID-IN   ACCUMULATED  STOCKHOLDERS'
DESCRIPTION                                 SHARES       AMOUNT    CAPITAL     DEFICIT       EQUITY
BALANCE, DECEMBER 31, 2001. . . . . . .   31,361,430   31,361   2,056,357   (3,528,703)   (1,440,985)
                                                   -
Shares issued for cash. . . . . . . . .    1,890,356    1,890     112,208            -       114,098
Finance costs attributed to shares sold       35,217        -      35,217
Shares issued for services. . . . . . .    1,439,644    1,440      57,734            -        59,174

Shares issued for cash. . . . . . . . .    1,519,416    1,519      43,578            -        45,097
Finance costs attributed to shares sold       26,636        -      26,636
Shares issued for services. . . . . . .    1,061,041    1,061      57,810            -        58,871

NET LOSS, JUNE 30, 2002 . . . . . . . .            -        -           -     (400,399)     (400,399)


BALANCE, JUNE 30, 2002. . . . . . . . .   37,271,887  $37,272  $2,389,539  $(3,929,102)  $(1,502,290)
                                         ===========  =======  ==========  ============  ============




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

INTERIM  FINANCIAL  INFORMATION

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of results of operations to be expected for the full year.


NOTE  2  -     NOTES  PAYABLE

CONVERTIBLE  PROMISSORY  NOTES

The Company entered into a convertible promissory note agreement with Margie Whistler for $20,000 for consulting services. The note bears interest at 5 percent per annum. Principle and any accrued interest shall be due and payable upon the closing of a subsequent equity financing undertaken for the purpose of raising proceeds, if no subsequent financing takes place. The provisions for conversion are available upon the closing of a subsequent financing prior to October 12, 2001, and provide that the holder may choose to have the balance due of this note plus all accrued and unpaid interest thereon automatically converted into shares of the Company's stock at a price of $1.50 per share. As of December 31, 1999, the Company had incurred expenses on the contract in the amount of $10,000 and paid $500. During the year ended December 31, 2000, the Company paid $2,000 towards the note. Additionally, during the same period, the Company incurred expenses for the contract balance of $10,000. On March 31, 2000, the holder of the note accepted 6,667 shares of common stock as payment of the additional $10,000. These shares were transferred by the majority shareholder of the Company.

NOTE  PAYABLE

The Company is obligated pursuant to a promissory note in the amount of $45,000. The note bears interest at prime plus 2% and is due on October 12, 2002. The Company also issued 180,000 shares of stock, valued at $14,400, in connection with obtaining this loan. This amount has been charged to interest expense.

The Company entered into loan agreements with several individuals with whom the Company had either employed or contracted for services. The notes total $438,725 and bear interest at prime plus 2%. The notes are due upon demand. Interest of $14,263 was accrued and charged to interest expense during the period. The notes are a conversion of accounts payable and accrued expenses owed to the employee/contractors as of December 31, 2001, and as such a corresponding adjustment was made to accounts payable and accrued expenses.

NOTE  3  -     CAPITAL  STOCK

The Company has entered into various agreements with third parties to market shares of its common stock and to obtain financing. In connection with these agreements, the Company has issued a total of 7,894,283 shares in the names of itself and the investment bankers. The shares are either to be held as collateral or sold to investors. As of June 30, 2002, none of these shares are reflected as issued and outstanding in the financial statements.

On February 1, 2002, the Company registered 3,500,000 shares in a Form S-8 registration statement. The stock will be used to provide compensation to consultants, contractors, and directors of the Company for services rendered or to be rendered for the benefit of the Company. The common stock is not subject to any restriction on transferability. As of June 30, 2002, 2,167,769 of these shares had been distributed.

On June 3, 2002, the Company registered 7,750,000 shares in a Form S-8 registration statement. The stock will be used to provide compensation to employees, consultants, contractors, and directors of the Company for services rendered or to be rendered for the benefit of the Company. Employees are compensated with stock through an Employee Stock Incentive Plan incorporated into the Form S-8 registration statement. The common stock is not subject to any restrictions on transferability. As of June 30, 2002, 332,916 of these shares had been distributed.

During the quarter, the Company held a special shareholders meeting at which the shareholders approved two separate measures. The first was the authorization of an additional 500,000,000 common shares of the Company Stock. The Company had
50,000,000 shares previously authorized. The second was the approval of a second class of stock - preferred shares. Shareholders approved the authorization of 50,000,000 preffered shares. The additional common stock and 2nd class of stock are to be used by management for acquisitions and future business development. None of these additional shares have been issued.

NOTE  4  -          NON-CASH  FINANCIAL  ACTIVITIES

During the six months ended June 30, 2002, the Company had the following non-cash activities:

The Company issued 2,500,685 shares of common stock, valued at $118,045, for services.

The Company converted Accounts Payables and Accrued Expenses in the amount of $438,725 to notes bearing interest at prime plus 2%. Interest of $14,263 was accrued to interest expense and added to the Notes Payable balance.

NOTE  5  -  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net operating losses of $3,929,102 since inception and has a working capital deficit of $1,584,405. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

OVERVIEW

EKNOWLEDGE IS A LEADING PROVIDER OF E-LEARNING PRODUCTS, SERVICES, AND JOINT VENTURES delivering interactive multimedia training and education programs over the Internet or on CD-ROM. The company sits on the cutting edge of technology by incorporating streaming video into many eKnowledge designed programs.

THE EKNOWLEDGE PRODUCTS consist of e-learning programs that are available for purchase by organizations or individuals. Products are created by either the eKnowledge content development department, or in a joint venture with other organizations that have subject matter experts. Joint venture products are resold by organizations on a revenue share basis. The eKnowledge products are in the areas of Government, Corporate and Professional Training, Academic Programs, and Standardized Test Preparations.

THE EKNOWLEDGE SERVICES consist of taking other organizations' training, education, marketing, and other programs and custom building them for delivery over the Internet or on CD-ROM. By determining the organization's objectives and how the program will be accessed, eKnowledge custom designs the program to include the features that will achieve the program objectives while providing the users with the best available method of delivery.

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

THE EKNOWLEDGE JOINT VENTURES consist of eKnowledge's participation of an investment of time and material for an equity position in an e-learning venture. Ventures considered typically have the following traits: A Strong Distribution Channel; Unique Offering; Market Demand; Favorable Gross Margins; Barriers to Entry; Quality Management; Well Funded, etc.

EKNOWLEDGE  PRODUCTS:

GOVERNMENT  ESSENTIALS  TRAINING
--------------------------------
Launched in September, 2001, the Government Essentials Training provides CD-Rom and online training programs designed specifically for local government and other public sector employees. The first 9 programs being developed and marketed are Employee Harassment Prevention, Manager Harassment Prevention, Employee Workplace Violence Prevention, Manager Workplace Violence Prevention, Acceptable Use of the Internet, Driver Safety, Bloodborne Pathogens, Customer Service and Computer Skills.

The company has seen tremendous growth in the Government Essentials offering. During the first four months, September - December 2001, 12 cities purchased the program. From January, 2001 through July 31, 2002, more than 300 Cities, Counties, and Transit Authorities purchased the programs.

What makes the Government Essentials Training program unique is the fact that the public sector clients offer considerable input into the course content, design, and features. This ensures that clients are receiving programs that deliver their desired results. It also results in a product for which there is a strong market demand, as it is designed in part by members of the target market.

Existing public entities and government organizations of the Government Essentials Training:

Arizona
Avondale - Chino Valley - Glendale - Litchfield Park - Prescott - Prescott Valley - Yavapai County

California
Alameda - Anaheim - Bellflower - Belmont - Brisbane - Buena Park - Burbank - Burlingame - Carlsbad - Cathedral City - Chino - Chino Hills - Chula Vista - Corona - Coronado - Covina - Culver City - El Cajon - Fullerton - Galt - Garden Grove - Half Moon Bay - Hermosa Beach - Imperial Beach - Kings County - La Mesa
- La Mirada - La Verne - Lakewood - Milbrae - Monrovia - Moreno Valley - National City - Newport Beach - Norwalk Oakland - Redwood City - Riverside - Roseville - San Bernardino - San Dimas - Santa Fe Springs - Santa Rosa - Sonoma County - South San Francisco - Stockton - Temecula - Temple City - Torrance - Vallecitos Water District Visalia - West Sacramento - Whittier

Colorado
Englewood  -  Lakewood

Georgia
Alpharetta  -  Fayette  County  -  Fayetteville  -  Gainesville  -  Rome

Missouri
Bolivar  - Clay County - Lenexa - Liberty - Mid-America Regional - Overland Park
-  Shawnee

Nevada
Clark  County  -  Henderson  -  Las  Vegas  -  Nevada  League  of  Cities

Oregon
Clackamas County - Gresham - Oregon League of Cities - Metro District - Milwaukee - Multnomah County -

Texas
Bastrop - Dallas - Grapevine - Highland Village - Lake Worth - Lewisville - Pflugerville - University Health System

Utah
Bluffdale - Brigham - Cache County - Cedar - Cedar Hills - Centerville - Clearfield City - Clinton City - Davis County - Draper - Enterprise - Escalante
- Farmington - Glenwood - Kanab - Layton - Lindon - Mapleton - Midway - Mt. Pleasant - Murray - Ogden - Orem - Payson - Plain City - Provo - Riverdale - Roy
- Salt Lake County Sheriffs - Sandy City - South Jordan - Spanish Fork - Springville - Utah Retirement System - Utah Risk Management Mutual - Unitah - Washington Terrace - Weber County - West Bountiful - West Jordan - West Valley

Washington
Association of Washington Cities - Airway Heights - Algona - Asotin - Battle Ground - Benton City - Black Diamond - Blaine - Bonney Lake - Brewster - Bridgeport - Brier - Buckley - Burien - Burlington - Carnation - Cashmere - Castle Rock - Chehalis - Chelan - Cheney - Chewelah - Clarkston - Cle Elum - Clyde Hill - Colfax - College Place - Colville - Concrete - Connell - Cosmopolis
-  Coulee Dam - Coupeville - Covington - Davenport - Dayton - Deer Park - DuPont
- Duvall - East Wenatchee - Eatonville - Edgewood - Elma - Entiat - Ephrata - Everson - Ferndale - Fife - Fircrest - Forks - Friday Harbor - Gig Harbor - Gold Bar - Goldendale - Grand Coulee Grandview - Granger - Granite Falls - Ilwaco - Kalama - Kelso - Kenmore - Kettle Falls - King County - La Center - La Conner - Lake Forest Park - Lake Stevens - Lakewood - Langley - Leavenworth - Long Beach
- Lynden - Mabton - Maple Valley - Mattawa - McCleary - Medical Lake - Medina - Mill Creek - Millwood - Milton - Monroe - Montesano - Morton - Mossyrock - Moxee
- Mukilteo - Napavine - Newcastle - Newport - Nooksack - Normandy Park - North Bend - North Bonneville - Oakville - Ocean Shores - Odessa - Okanogan - Omak - Oroville - Orting - Othello - Pacific - Palouse - Pe Ell - Pomeroy - Port Orchard - Port Townsend - Poulsbo - Prosser - Quincy - Rainier - Raymond - Reardan - Republic - Ridgefield - Ritzville - Roslyn - Roy - Royal City - Ruston
- Sammamish - Sedro Woolley - Selah - Sequim - Snohomish - Snoqualmie - Soap Lake - South Bend - Stanwood - Steilacoom - Stevenson - Sultan - Sumas - Tekoa - Tenino - Tieton - Toledo - Tonasket - Toppenish Union Gap - University Place - Vader - Vancouver - Waitsburg Wapato - Warden - Washougal - Waterville - West Richland - Westport - White Salmon - Wilbur - Winlock - Winthrop - Woodinville - Woodland - Yelm - Zillah - Washington State Transit Insurance Pool - Ben Franklin Transit - Clallam Transit - Community Transit - Grays Harbor Transit - Intercity Transit - Island Transit - Jefferson Transit - Kitsap Transit - LINK - Pacific Transit Mason Transit - SKAT - Whatcom Transit - Grays Harbor Transit - Pierce Transit - CTRAN

The Government Essentials training programs are scheduled to expand to include Fire Departments, Water Districts, Parks & Recreation Departments, Transit Authorities, and Hospital Training. Content is currently being arranged to be produced in the eKnowledge studio for delivery upon the Internet and CD-ROM's. Sales and Marketing expansion has begun in the Third Quarter 2002 by additional sales personnel and efforts dedicated solely to Government Essentials.

SAFE  SCHOOLS  SERIES
---------------------
Launched in September, 2001, eKnowledge owns the intellectual property to a series of products entitled, "The Safe School Series." This series is being developed to include 4 - 6 titles. The Safe School Series teaches students appropriate conduct, involves parents in the process to increase accountability, and shields schools from legal liability by documenting student participation. Organizations such as the National Educators Association and the Red Cross are also involved in this project.

The first in the series, "Acceptable Use Policy" (AUP) or "The Internet Driver's License" was first marketed by our distribution partners in September, 2001.

The series is being marketed and distributed through a distribution agreement the company has entered into with Education World. Education World currently provides products and services to thousands of school districts nationwide. Their website is www.educationworld.com
                    ----------------------

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

EKNOWLEDGE  SERVICES:

In June, 2002, eKnowledge entered into an agreement with Cybertel Communications Corporation (OTC BB: CYTP) to produce marketing CD-ROM's for $500,000 over a 12-month period. Cybertel is expected to have sufficient funding where eKnowledge can begin to fulfill on this agreement by Quarter 4, 2002.

STRATEGIC  ALLIANCE  AGREEMENT  WITH  INTELLIGENT  DECISIONS,  INC.
-------------------------------------------------------------------
On November 20, 2001 eKnowledge Group, Inc. entered into a Strategic Alliance Agreement with Intelligent Decisions, Inc. The agreement appoints Intelligent
Decisions (ID) as a non-exclusive value-added reseller of e-learning software and services (ESS) to Government Entities and other customers of ID.

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

A sample of U.S. agency customers include the Department of Defense, the National Security Administration, Department of Labor, Department of Energy, Marine Corps, Army, Department of Justice, Department of State and the Federal Aviation Administration. Commercial customers include IBM, Remax, SRA, DynCorp, and more. The ID website is www.intelligent.net

EKNOWLEDGE  JOINT  VENTURES:

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

Prevention Point is a Joint Venture between eKnowledge and Fisher & Phillips, a large and prestigious labor law firm established in 1943. $500,000 dollars in funding and $500,000 in intellectual property has been committed to Prevention Point. Additionally, Prevention Point will be marketed to the thousands of clients of Fisher & Phillips.

Prevention Point sales projections for year one of Prevention Point (2002), would have made eKnowledge Group, Inc. cash-flow positive by the end of Quarter 2, 2002. While Prevention Point missed these projections, the entity is gaining in sales and Prevention Point management has stated to eKnowledge management that they believe Prevention Point will achieve their sales projections, albeit behind schedule.

In addition to the revenues that will be derived from the Company's ownership interest of Prevention Point - the Company will derive the benefits of the relationships the Fisher & Phillips attorneys have with their clients in acquiring more and substantial e-learning work for eKnowledge.

FOUNDATION  E-LEARNING
The company entered into a joint venture agreement with the We The People organization to produce a website and a pay-per-view webcast for February 27 - 28, 2002. Additionally, the Company secured the rights to fulfill and receive a commission upon orders of the webcast for future delivery and sales upon electronic transcript, CD-ROM, DVD, and video. Sales of the webcast may be purchased from www.givemeliberty.org or www.bostonteapartyii.com

E-BOOK
The company entered into a 50/50 joint venture with The Free and Clear Foundation of America, Inc. to build an e-commerce site that markets and sells an e-book on how to get out of debt. The company has agreed to provide a minimum of $25,000 in programming. The final draft of the e-book has not been delivered to the company.

REGISTERED  MANAGER  TRAINING  (UNITED  KINGDOM)
This program equips nursing home managers in the UK with the tools to prepare and document compliance with new government regulations. This product far surpasses anything currently available in the UK. It was developed with a consortium of 3 of the UK's most reputable healthcare organizations: Pavilion Publishing, a leading UK publishing company which offers publications, training, conference; ARC, a healthcare associations, which offers education, training, conference, networking and other services to its members; and City and Guilds Affinity, the UK's largest healthcare accrediting organization. The company owns 30% of this joint venture. Currently in beta testing and scheduled to be launched in the Fall of 2002.

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

eKnowledge has experienced growth in its client base, in the amount of intellectual property owned by the company, and in the number of joint venture products expected to produce significant revenues. Based upon Prevention Point projections, profitability was projected for August 2002. Prevention Point projected to have eKnowledge realize $400,000 in revenue by the end of
Quarter  3,  2002.   However,  Prevention  Point  has  taken  longer  than
anticipated to realize significant sales and hit their projections. We anticipate strong sales in the future from assurances we have received from Prevention Point management to eKnowledge management.

Due to the rapid sales success in Government Essentials the company has decided to allocate the necessary resources to grow this offering as quickly as prudence allows. Based upon sales and financing the company has expanded the Government Essentials offering and sales personnel and efforts beginning in Third Quarter 2002.

To grow revenue and shareholder value, the company must invest in infrastructure growth, intellectual property development, and continued marketing, among other things. As a result, the company expects to continue to incur annual operating losses through much or all of 2002.

RESULTS  OF  OPERATIONS

Six  Months  and  Quarter Ended June 30, 2002 Compared to Six Months and Quarter
Ended  June  30,  2001.

eKnowledge incurred net losses of $400,399 in the six months ending June 30,2002, compared to net losses of $818,631 in the six months ending June 30, 2001. The company has yet to achieve operating income or net income.

REVENUE

TOTAL REVENUE increased from $62,163 in the six months ended June 30, 2001 to $221,171 in the six months ended June 30, 2002, and from $40,460 in the quarter ended June 30, 2001 to $101,840 in the quarter ended June 30, 2002. The increases in revenue are attributable to Government Essentials sales and paid e-Learning work. Neither the Government Essentials program nor this e-learning work was in existence for the company in the Six Months or 2nd Quarter Ended
June  30,  2001.

COST  OF  SALES

TOTAL COST OF SALES decreased from $138,906 in the six months ended June 30, 2001 to $129,411 in the six months ended June 30, 2002. The decrease is due primarily to the decrease in personnel and improved development efficiencies gained by management from the previous year. The cost of sales increased from $43,916 in the quarter ended June 30, 2001 to $80,803 in the quarter ended June 30, 2002. This increase is due to the increase in sales and development activities and production from the previous period.

SALES  AND  MARKETING

SALES AND MARKETING EXPENSES consist of sales and marketing personnel costs, as well as travel, trade shows, public relations, and other marketing literature and overhead. Sales and marketing expenses were $51,517 in the six months ended June 30, 2001 and $12,819 in the six months ended June 30, 2002. The decrease is attributable to a decrease in sales personnel, sales travel and the attendance at fewer trade shows. The company has determined that marketing eKnowledge products and services is better served through the current in-house marketing strategy rather than attendance at expensive trade shows. Sales and marketing expenses are expected to increase in absolute dollars in the future as we continue to increase our sales and marketing efforts in both products and services.

GENERAL  AND  ADMINISTRATIVE

GENERAL AND ADMINISTRATIVE EXPENSES consist primarily of salaries and other personnel-related expenses for our administrative, executive and other personnel. General and administrative expenses decreased from $690,371 for the six months ended June 30, 2001 to $465,180 in the six months ended June 30, 2002 and from $437,722 in the quarter ended June 30, 2001 to $282,159 in the quarter ended June 30, 2002. The decreases are due to the decreased number of employees and budget trimming brought about due to the Pester $5 million dollar commitment not being realized. General and administrative expenses are expected to increase in absolute dollars in the future.

We also note that On June 30, 2002 Christopher DeSantis resigned from the eKnowledge Board of Directors. Mr. DeSantis found that he did not have the necessary amount of time to properly discharge his obligations and responsibilities as a Board member. Mr. DeSantis has been an asset to the company and will be missed.

FUNDING  ANALYSIS

On April 22, 2001, eKnowledge entered into an executed agreement with H. Pester of German concern ICCF, whereby an equity investment of $5,000,000.00 US was to be infused in June of 2001. An extension was requested by Pester and granted by eKnowledge. To date Pester has not fulfilled his equity investment commitment but maintains he will honor his contract.

The company has made contact with a European agency that may be able to assist in enforcing the Pester investment agreement. Additionally, in April 2001, the company secured an additional commitment of a timed investment of $1,000,000 through TMG of Switzerland. This commitment has not been fulfilled and very likely will not be fulfilled.

The company has been funded through sales of product and services and outside equity investments.

In March of 2002 the company entered into a consulting agreement with A. G. Spencer Corporation for global strategy consulting services. A. G. Spencer has brought both funding opportunities and a potential merger for the company to consider.

In May, 2002 we received a non-binding letter of intent to a merger with International SynerG Communications USA Corporation, a wholly owned subsidiary of SynerG Communications, Ltd. In the letter SynerG offered to pay a total consideration composed of a stock exchange for eKnowledge based on a valuation of $0.25 per share. EKnowledge management has been in ongoing due diligence and negotiations with SynerG. On July 11, a majority of shareholders voted to increase the authorized shares of eKnowledge to 550,000,000 and to allow for the creation of preferred shares to facilitate the SynerG merger or, in the event of no completed merger, to facilitate the necessary operational funding for eKnowledge. The eKnowledge Board of Directors has presented SynerG with a budget and capital requirements necessary to go forward with a merger, agreements for management and staff for a smooth transition, and breakup fees.

To further facilitate the growth of the company, on June 3, 2002, and August 12, 2002, the company established and registered Employee and Non-Employee Directors and Consultants Retainer Stock Plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

 /s/  Gary  S.  Saunders      /s/Scott  Hildebrandt
      Gary  S.  Saunders         Scott  Hildebrandt

/s/Wayne  Saunders
   Wayne  Saunders