Form 10QSB
period 2002-09-30
EKNOWLEDGE GROUP INC
filed 2002-11-19
CIK 1045284

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

     [X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


AS OF SEPTEMBER 30, 2002, THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK WAS 51,599,840.


TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK ONE): YES [ ]   NO [X]

PART  I:  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

The financial statements, for the nine months ended September 30, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

                      EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                   (unaudited)           (audited)
                                               September 30, 2002   December 31, 2001
                                               -------------------  ------------------
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents . . . . . . . . . .              25,691              22,744
Accounts Receivable . . . . . . . . . . . . .              36,350               1,950
Prepaid Expenses. . . . . . . . . . . . . . .                   -               2,962
TOTAL CURRENT ASSETS. . . . . . . . . . . . .              62,041              27,656
PROPERTY AND EQUIPMENT
Furniture and Equipment . . . . . . . . . . .              82,994              79,655
Less: Accumulated Depreciation. . . . . . . .             (32,986)            (20,593)
                                               -------------------  ------------------
PROPERTY AND EQUIPMENT, NET . . . . . . . . .              50,008              59,062
OTHER ASSETS
Deposits - Rent . . . . . . . . . . . . . . .               7,636               7,637
Intangible Assets . . . . . . . . . . . . . .             106,505             106,505
Less: Accumulated Amortization. . . . . . . .             (79,386)            (52,760)
TOTAL OTHER ASSETS. . . . . . . . . . . . . .              34,755              61,382
                                               -------------------  ------------------
TOTAL ASSETS. . . . . . . . . . . . . . . . .             146,804             148,100
                                               ===================  ==================

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES
Accounts Payable. . . . . . . . . . . . . . .             167,200             264,171
Accrued Expenses. . . . . . . . . . . . . . .             389,085             738,351
Notes Payable . . . . . . . . . . . . . . . .             487,609              52,500
Advances from Shareholders. . . . . . . . . .             517,162             517,162
Deposits Payable. . . . . . . . . . . . . . .               1,200               1,200
TOTAL CURRENT LIABILITIES . . . . . . . . . .           1,562,256           1,573,384
LONG-TERM LIABILITIES
Note Payable. . . . . . . . . . . . . . . . .                   -                   -
Other Liabilities . . . . . . . . . . . . . .               2,701               2,701
Loans from Shareholders . . . . . . . . . . .              13,000              13,000
                                               -------------------  ------------------
TOTAL LONG-TERM LIABILITIES . . . . . . . . .              15,701              15,701
                                               -------------------  ------------------
TOTAL LIABILITIES . . . . . . . . . . . . . .           1,577,957           1,589,085
STOCKHOLDER'S DEFICIT
Common Stock. . . . . . . . . . . . . . . . .              51,600              31,361
Additional Paid-in Capital. . . . . . . . . .           2,546,922           2,056,357
Accumulated Deficit . . . . . . . . . . . . .          (4,029,674)         (3,528,703)
                                               -------------------  ------------------
TOTAL STOCKHOLDER'S DEFICIT . . . . . . . . .          (1,431,153)         (1,440,985)
                                                                    ------------------
  TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT             146,804             148,100
                                               ===================  ==================

The  accompanying  notes  are  an  integral  part of these financial statements.

                      EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
         FOR NINE MONTHS AND QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

                                                     (UNAUDITED)                (UNAUDITED)
                                                  NINE MONTHS ENDED             QUARTER ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                 2002          2001           2002         2001
----------------------------------------------------------------------------------------------------
Sales                                           $366,289      $81,292       $145,118      $19,129
Cost of sales                                   159,404       358,097        29,993       219,191
                                              ------------  ------------  ------------  ------------
Gross profit                                    206,885      (276,805)      115,125      (200,062)

Selling, general and administrative expenses    686,566      1,048,460      208,567       306,572
                                              ------------  ------------  ------------  ------------

Loss before other income & provision
of taxes                                       (479,681)    (1,325,265)     (93,441)     (506,634)
Interest expense                                (21,394)         -             -             -
Interest income                                    95            70            -           14.49
Other income                                       8             -             -             -
                                              ------------  ------------  ------------  ------------
Loss before provision for income taxes         (500,971)    (1,325,195)     (93,441)     (506,620)
Provision for income taxes                         -             -             -             -
                                              ------------  ------------  ------------  ------------
Net loss                                       (500,971)    (1,325,195)     (93,441)     (506,620)
                                              ============  ============  ============  ============
Weighted average shares outstanding            37,814,651    20,757,930    44,435,864    21,240,356
                                              ============  ============  ============  ============
Loss per share, basic & diluted                  (0.01)        (0.06)        (0.00)        (0.02)
                                              ============  ============  ============  ============

The  accompanying  notes  are  an  integral  part of these financial statements.

                      EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                 (unaudited)           (unaudited)
                                             September 30, 2002    September 30, 2001
--------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATION ACTIVITIES
Net loss . . . . . . . . . . . . . . . . .  $          (500,971)  $        (1,325,195)
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and Amortization. . . . . . .               39,018                37,907
Stock Compensation . . . . . . . . . . . .              264,972                     -
Consulting Services for Stock. . . . . . .                    -                61,750
Finance Costs of Stock Sales . . . . . . .               61,853                     -
Accounts Receivable. . . . . . . . . . . .              (34,400)                1,950
Wages Payable. . . . . . . . . . . . . . .                    -               581,720
Inventory. . . . . . . . . . . . . . . . .                    -                 3,659
Prepaid Expenses . . . . . . . . . . . . .                2,962                (5,099)
Contracts Payable. . . . . . . . . . . . .                    -               121,035
Accounts Payable . . . . . . . . . . . . .              (96,971)               79,879
Accrued Expenses . . . . . . . . . . . . .               85,843                     -
Deferred Liab. . . . . . . . . . . . . . .                    -                (1,908)
NET CASH USED BY OPERATIONS. . . . . . . .             (177,694)             (444,301)
                                            --------------------  --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Furniture and Equipment. . . . . . . . . .               (3,339)               (6,471)
Intangible Assets. . . . . . . . . . . . .                    -                   842
NET CASH USED BY INVESTING . . . . . . . .               (3,339)               (5,629)
                                            --------------------  --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable. . . . . . . . . . . . . . .                    -                24,070
Advances from Shareholders . . . . . . . .                    -                22,657
Net Proceeds from Sale of Common Stock . .              183,978               381,230
NET CASH PROVIDED BY FINANCING ACTIVITIES.              183,978               427,957
                                            --------------------  --------------------

NET INCREASE IN CASH . . . . . . . . . . .  $             2,945   $           (21,973)
                                            ====================  ====================

CASH BALANCE AT BEGINNING OF PERIOD. . . .               22,744                33,889
                                            --------------------  --------------------

CASH BALANCE AT END OF PERIOD. . . . . . .               25,689                11,916
                                            ====================  ====================

The  accompanying  notes  are  an  integral  part of these financial statements.

                      EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                            AS OF SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                                    ADDITIONAL          TOTAL
                                         COMMON STOCK  PAID-IN   ACCUMULATED    STOCKHOLDERS'
        DESCRIPTION                         SHARES      AMOUNT     CAPITAL         DEFICIT         EQUITY
------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001. . . . . . .    31,361,430    31,361     2,056,357      (3,528,703)   (1,440,985)
                                                                                                          -
Shares issued for cash. . . . . . . . .     1,890,356     1,890       112,208               -       114,098
Finance costs attributed to shares sold                                35,217               -        35,217
Shares issued for services. . . . . . .     1,439,644     1,440        57,734               -        59,174

Shares issued for cash. . . . . . . . .     1,519,416     1,519        43,578               -        45,097
Finance costs attributed to shares sold                                26,636               -        26,636
Shares issued for services. . . . . . .     1,061,041     1,061        57,810               -        58,871

Shares issued for cash. . . . . . . . .       741,703       742        24,040               -        24,782
Shares issued for services. . . . . . .    13,586,250    13,586       133,343               -       146,929

NET LOSS, SEPTEMBER 30, 2002. . . . . .             -         -             -        (500,971)     (500,971)


BALANCE, SEPTEMBER 30, 2002 . . . . . .    51,599,840  $ 51,600  $  2,546,922  $   (4,029,674)  $(1,431,153)
                                         ============  ========  ============  ===============  ============

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

INTERIM  FINANCIAL  INFORMATION

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of results of operations to be expected for the full year.

NOTE  2  -     NOTES  PAYABLE

NOTE  PAYABLE

The Company is obligated pursuant to a promissory note in the amount of $45,000. The note bears interest at prime plus 2% and is due on October 12, 2002. The Company also issued 180,000 shares of stock, valued at $14,400, in connection with obtaining this loan. This amount has been charged to interest expense.

The Company entered into loan agreements with several individuals with whom the Company had either employed or contracted for services. The notes total $438,725 and bear interest at prime plus 2%. The notes have no stated due date. Interest of $21,394 was accrued and charged to interest expense during the period. The notes are a conversion of accounts payable and accrued expenses owed to the employee/contractors as of December 31, 2001, and as such a corresponding adjustment was made to accounts payable and accrued expenses.

NOTE  3  -     CAPITAL  STOCK

The Company has entered into various agreements with third parties to market shares of its common stock and to obtain financing. In connection with these agreements, the Company has issued a total of 7,894,283 shares in the names of itself and the investment bankers. The shares are either to be held as collateral or sold to investors. As of September 30, 2002, these shares have either been cancelled or sold to investors.

On February 1, 2002, the Company registered 3,500,000 shares in a Form S-8 registration statement. The stock will be used to provide compensation to consultants, contractors, and directors of the Company for services rendered or to be rendered for the benefit of the Company. The common stock is not subject to any restriction on transferability. As of September 30, 2002, all 3,500,000 of these shares have been distributed.

On June 3, 2002, the Company registered 7,750,000 shares in a Form S-8 registration statement. The stock will be used to provide compensation to employees, consultants, contractors, and directors of the Company for services rendered or to be rendered for the benefit of the Company. Employees are compensated with stock through an Employee Stock Incentive Plan incorporated into the Form S-8 registration statement. The common stock is not subject to any restrictions on transferability. As of September 30, 2002, 7,500,000 of these shares had been distributed.

On August 12, 2002, the Company registered 80,000,000 shares in a Form S-8 registration statement. The stock will be used to provide compensation to employees, consultants, contractors, and directors of the Company for services rendered or to be rendered for the benefit of the Company. Employees are compensated with stock through an Employee Stock Incentive Plan incorporated into the Form S-8 registration statement. The common stock is not subject to any restrictions on transferability. As of September 30, 2002, 17,250,000 of these shares had been distributed.

NOTE  4  -          NON-CASH  FINANCIAL  ACTIVITIES

During the nine months ended September 30, 2002, the Company had the following non-cash activities:

The Company issued 16,086,935 shares of common stock, valued at $264,974, for services.

The Company converted Accounts Payables and Accrued Expenses in the amount of $438,725 to notes bearing interest at prime plus 2%. Interest of $21,395 was accrued to interest expense and added to the Notes Payable balance.

NOTE  5  -     GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net operating losses of $4,029,674 since inception and has a working capital deficit of $1,500,215. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

As one of the few providers of custom designed programs featuring video-streaming, eKnowledge handles all aspects of development, which the client requires, from video production through hosting of the final product. eKnowledge delivers effective video or audio based solutions to all users, regardless of their Internet connection speed. eKnowledge programs effectively supplement or replace existing live training, while offering the organization with the ability to track user participation and performance. eKnowledge has developed a Learning Management System that can be modified to a client's needs.

THE EKNOWLEDGE JOINT VENTURES consist of eKnowledge's participation of an investment of time and material for an equity position in an e-learning venture. Factors to be considered for Joint Ventures are: Strong Distribution Channel; Unique Offering; Market Demand; Favorable Gross Margins; Barriers to
Entry;  Quality  Management;  Well  Funded,  etc.

EKNOWLEDGE  PRODUCTS:

PUBLIC SECTOR TRAINING ESSENTIALS (FORMERLY GOVERNMENT ESSENTIALS TRAINING) Launched in September, 2001, the Public Sector Training Essentials provides CD-Rom and online training programs designed specifically for local government and other public sector employees. The first 9 programs being developed and marketed are Employee Harassment Prevention, Manager Harassment Prevention, Employee Workplace Violence Prevention, Manager Workplace Violence Prevention, Acceptable Use of the Internet, Driver Safety, Blood borne Pathogens, Customer Service and Computer Skills.

The company has seen tremendous growth in the Public Sector Training Essentials offering. During the first four months, September - December 2001,
12 cities purchased the program. From January, 2001 through July 31, 2002, more than 300 Cities, Counties, and Agencies were enrolled. Through October, 2002 licenses for over 530 public sector entities have been purchased.

The Public Sector Training Essentials program is unique as the public sector clients, acting as a coalition, offer considerable input into the course content, design, and features. This ensures that clients are receiving programs that deliver their desired results. It also results in a product for which there is a strong market demand, as it is designed in part by members of the target market.

A partial list of the existing public sector entities utilizing Public Sector Training Essentials:


ARIZONA - Avondale, Chino Valley, Glendale, Litchfield Park, Prescott, Prescott Valley, Yavapai County

CALIFORNIA - Alameda, Anaheim, Belmont, Bellflower, Brisbane, Buena Park, Burbank, Burlingame, Carlsbad, Carpinteria, Cathedral, Chino, Chino Hills, Chula Vista, Corona, Coronado, Covina, Culver, El Cajon, Foster, Fullerton, Galt, Garden Grove, Half Moon Bay, Hermosa, Imperial Beach, Kings County, La Mesa, La Mirada, La Verne, Lakewood, Merced County, Milbrae, Monrovia, Montebello, Moreno Valley, Newport Beach, National City, Norwalk, Oakland, Oceanside, Redlands, Redwood City, Riverside, Roseville, San Bernardino, San Dimas, San Mateo, Santa Fe Springs, Santa Rosa, Sonoma County, SO San Francisco, Stockton, Temecula, Temple City, Torrance, Valecitos Water district, Visalia, West Sacramento, Whittier

COLORADO  -  Lakewood,  Englewood

GEORGIA - Alpharetta, Dekalb County, Fayetteville, Fayette County, Gainesville, Rome

IDAHO  -  Idaho  State  Department  of  HR, Association of Idaho Cities, Albion,
American Falls , Ammon, Arco, Arimo, Athol, Ashton , Bancroft, Basalt, Blackfoot, Bliss, Boise, Bonners Ferry, Bovill, Buhl, Burley, Bellevue, Cascade, Donnelly, Island park, Dayton, Dover, Rexburg, Idaho City, Star, St. Antony, Wendell, Kina, Nampa, Pocatello, Casteloford, Culdesac, Eagle, Bloomington, Placerville, Reubens, Salmon, Lewiston, Carey, Aberdeen, Wallace, Wardner, Weippe, Weiser, Weston, Wilder, White Bird, Winchester, Dubois, Worley, Oakley, Franklin, Downey, Menan, Sandpoint, Shelley, Shoshone, Smelterville, Soda Springs, Spirit lake, St. Charles, tensed, St. Maries, Stites, Sugar City, Sun Valley, Mud Lake, Teton, Tetonia, Troy, Twin Falls, Ucon, Victor, Post Falls, Potlatch, Preston, Hayden, Rathdrum, Richfield, Rigby, Riggins, Ririe,
Rockland, Rupert, Roberts, Kamiah, Kellogg, Kendrick, Ketchum, New Plymouth, Newdale, Nezperce, Notus, Oldtown, Orofino, Osburn, Paris, Parker, Parma, Paul, Payette, Peck, Pierce, Pinehurst, Plummer, Ponderay, Hauser, Kimberly, Kooskia, Lapwai, Lava Hot Springs, Leadore, Stanley, Lewisville, Mackay, Malad, Marsing, McCammon, Melba, Middleton, Meridian, Midvale, Minidoka, Montpelier, Moscow, Mountain Home, Murtaught, Moyie Springs, Mullan, Caldwell, Challis, Clark Fork, Chubbuck, Clifton, Fernan Lake, Coeur d'Arlene, Mccal, Council, Cottonwood, Craigmont, Dalton Gardens, Deary, Declo, Dietrich, Driggs, East Hope, Eden, Elk River, Emmett, Fairfield, Ferdinand, Filer, Firth, Fruitland, Garden City, Crouch, Genesee, Georgetown, Gooding, Grace, Grangeville, Grand View, Hagerman, Hailey, Hansen, Harrison, Hazelton, Hayden, Hayden Lake, Heyburn, Hollister, Homedale, Hope, Horseshoe Bend, Glenns Ferry, Idaho Falls, Inkom, Irwin, Iona, Jerome, Juliaetta.

KANSAS - Overland Park, Shawnee, Lenexa, Olathe, Miami County, Leavenworth, Unified Government

KENTUCKY  -Covington

MISSOURI - Belton, Blue Springs, Bolivar, Clay County, Gladstone, Grandview, Independence, Jackson County, Liberty, Mid America Regional Council, Overland Park, Shawnee, North Kansas City


NEVADA - Boulder - Caliente - Carlin - Clark County - Elko - Ely - Fallon - Fernley - Gardnerville - Gardnerville Ranchos - Henderson - Incline Village - Indian Hills - Las Vegas - Lovelock - Mesquite - Nevada League of Cities - North Las Vegas - Perhump - Reno - Sparks - Spring Creek - Wells - W. Wendover -
Winnemucca  -  Yerington

OHIO  -Dublin

OREGON - Clackamas County, Gresham, League of Oregon Cities, Metro District, Milwaukie, Multnomah County

TEXAS - Bastrop, Dallas, Denton County, Grapevine, Highland , Lewisville, Lake Worth, Pfluguerville, University Health Sys., City of Denton

UTAH - Bluffdale, Brigham, Cache County, Cedar, Cedar Hills, Centerville, Clearfield, Clinton, Davis County, Draper, Enterprise, Escalante, Farmington, Glenwood, Kanab, Layton, Lindon, Mapleton, Midway, Mt. Pleasant, Murray, Ogden, Orem, Payson, Plain City, Provo, Riverdale, Roy, Sandy City, South Jordan, South Lake County Sheriffs, Spanish Fork, Springville, Utah Risk Management Mutual Assoc., Utah Retirement Sys., Uintah, Washington Terrace, Weber County, West Bountiful, West Jordan, West Valley

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

Transit,  Community  Transit,  Grays  Harbor  Transit, Intercity Transit, Island
Transit, Jefferson Transit, Kitsap Transit, LINK, Pacific Transit, Mason Transit, SKAT, Whatcom Transit, Grays Harbor Transit, Pierce Transit, C-TRAN, WSTIP Twin Transit

Public Sector Training Essentials programs are scheduled to expand to include Fire Departments, Water Districts, Parks & Recreation Departments, Transit Authorities, and Hospital Training. Content is currently being arranged to be produced in the eKnowledge studio for delivery upon the Internet and CD-ROM's. Sales and Marketing expansion began in the Third Quarter 2002 by additional sales personnel and efforts dedicated solely to Government Essentials. Unfortunately the additional salesperson hired in the Third Quarter 2002 did not meet the goals and a mutual decision was made where he resigned. Efforts are underway to increase the Public Sector Training Essential sales through existing personnel and the utilization of independent representatives.

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

The series is being marketed and distributed through a distribution agreement the company has entered into with Education World. Education World currently provides products and services to thousands of school districts nationwide. Their website is www.educationworld.com


TEST  PREPARATION
eKnowledge owns the intellectual property to 6 full service test preparation courses and 30+ supplemental test preparation courses: SAT (2,000,000 annualtakers), ACT (1,000,000) , LSAT (100,000), GMAT (270,000), GRE (400,000),
TOEIC (2,000,000). These courses are high quality programs similar to a "live seminar" yet intended to be delivered over the Internet via video streaming or upon CD-ROM. To replicate the hundreds of hours of lectures and workshops, the thousands of practice questions & explanatory answers, and the practice tests would be in excess of $3 million dollars.

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

eKnowledge Group, Inc. has been approached to license or sell the test prep content and will entertain such offers as the test prep content is on par with the best in the test prep industry, but not the focus of the company.

EKNOWLEDGE  SERVICES:
In Quarter 3, 2002 the company entered into an agreement with Mazda to produce Mazda Full Circle Service Training upon CD-ROM's for their North American Operations, for 700 dealerships nationwide. The product will be finished in Quarter 4, 2002. The company hopes this will lead to other e-training opportunities in the automotive industry.

In June, 2002, the company entered into an agreement with Cybertel Communications Corporation (OTC BB: CYTP) to produce marketing CD-ROM's for $500,000 over a 12-month period. While still intending to do so, Cybertel has yet to have sufficient funds to fulfill this contract.

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

In early Quarter 4, 2002, Prevention Point management restructured the operations of Prevention Point to better attain profitable revenues and meet their projections.


FOUNDATIONAL  E-LEARNING
The company entered into a joint venture agreement with the We The People organization and produced a website and a pay-per-view webcast for February 27 28, 2002. Additionally, the Company secured the rights to fulfill and receive a commission upon orders of the webcast for future delivery and sales upon electronic transcript, CD-ROM, DVD, and video. Sales of the webcast may be purchased from www.givemeliberty.org or WWW.BOSTONTEAPARTYII.COM


E-BOOK
The company entered into a 50/50 joint venture with The Free and Clear Foundation of America, Inc. to build an e-commerce site that markets and sells an e-book on how to get out of debt. The company has agreed to provide a minimum of $25,000 in programming. The final draft of the e-book has not been delivered to the company.

REGISTERED  MANAGER  TRAINING  (UNITED  KINGDOM)
This program equips nursing home managers in the UK with the tools to prepare and document compliance with new government regulations. This product far surpasses anything currently available in the UK. It was developed with consortium of 3 of the UK's most reputable healthcare organizations: Pavilion Publishing, a leading UK publishing company which offers publications, training, conference; ARC, a healthcare associations, which offers education, training, conference, networking and other services to its members; and City and Guilds Affinity, the UK's largest healthcare accrediting organization. The company owns 30% of this joint venture. Currently the first module has been developed and is being beta tested in the United Kingdom.

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

To grow revenue and shareholder value, the company must invest in infrastructure growth, intellectual property development, and continued marketing, among other things. As a result, the company expects to continue to incur annual operating losses through all of 2002.

RESULTS  OF  OPERATIONS

Nine months ended September 30, 2002 Compared to the nine months ended September 30, 2001.

eKnowledge incurred net losses of $500,971 in the nine months ending September 30,2002, compared to net losses of $1,325,195 in the nine months ending September 30, 2001. The company has yet to achieve operating income or net income.

Quarter ended September 30, 2002 Compared to Quarter ended September 30, 2001. eKnowledge incurred net losses of $93,441in the Quarter ending September 30, 2002 compared to net losses of $506,620 in the Quarter ending September 30, 2001.

REVENUE

TOTAL REVENUE increased from $81,292 in the nine months ended September 30, 2001 to $366,289 in the nine months ended September 30, 2002. The increase in revenue was attributable to Public Sector Training sales and paid e-Learning work. Neither the Public Sector Training programs nor this e-learning work was in existence for the company in the nine months ended September 30, 2001.

TOTAL REVENUE increased from $19,129 in the Quarter ended September 2001 to $145,118 in the Quarter ending September 30, 2002. The increase in revenue was attributable to Public Sector Training sales and paid e-Learning work. Neither the Public Sector Training programs nor this e-learning work was in existence for the company in the Quarter ended September 30, 2001.

COST  OF  SALES

TOTAL COST OF SALES decreased from $358,097 in the nine months ended September 30, 2001 to $159,404 in the nine months ended September 30, 2002. The decrease is due primarily to the decrease in personnel and improved efficiencies increases gained by management from the previous year.

TOTAL COST OF SALES decreased from $219,191 in the Quarter ended September 30, 2001 to $29,993 in the Quarter ended September 30, 2002. The decrease is due primarily to the decrease in personnel and improved efficiencies increases gained by management from the previous year.

SALES  AND  MARKETING

SALES AND MARKETING EXPENSES consist of sales and marketing personnel costs, as well as travel, trade shows, public relations, and other marketing literature and overhead. Sales and marketing expenses were $29,034 in the nine months ended September 30, 2001 and $2,949 in the nine months ended September 30, 2002. The decrease is attributable to a decrease in sales personnel, sales travel and the attendance at fewer trade shows. The company has determined that marketing eKnowledge products and services is better served through the current in-house marketing strategy rather than attendance at expensive trade shows.

Sales and marketing expenses are expected to increase in absolute dollars in the future as we continue to increase our sales and marketing efforts in both products and services.

GENERAL  AND  ADMINISTRATIVE

GENERAL AND ADMINISTRATIVE EXPENSES consist primarily of salaries and other personnel-related expenses for our administrative, executive and other personnel. General and administrative expenses decreased from $1,019,426 for the nine months ended September 30, 2001 to $683,617 in the nine months ended September 30, 2002. The decrease is due to the decreased number of employees and budget trimming brought about due to the Pester $5 million dollar commitment not being realized. General and administrative expenses are expected to increase in absolute dollars in the future.

FUNDING  ANALYSIS

On April 22, 2001, eKnowledge entered into an executed agreement with H. Pester of German concern ICCF, whereby an equity investment of $5,000,000.00 US was to be infused in June of 2001. An extension was requested by Pester and granted by eKnowledge. To date Pester has not fulfilled his equity investment commitment but maintains he will honor his contract. The company does not believe Pester has the funds to honor his contract and very likely this commitment will not be fulfilled.

Additionally, in April 2001, the company secured an additional commitment of a timed investment of $1,000,000 through TMG of Switzerland. This commitment has not been fulfilled and very likely will not be fulfilled.

The company has been funded through sales of product and services and outside equity investments.

In March of 2002 the company entered into a consulting agreement with A. G. Spencer Corporation for global strategy consulting services. A. G. Spencer brought both funding opportunities and a potential merger for the company to consider.

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

SynerG has voiced interest to complete the merger. However, the company has learned that SynerG has not raised sufficient funds to fulfill the merger.

The eKnowledge Board of Directors has thus decided to entertain other merger and acquisition offers.

To further facilitate the growth of the company, on June 3, 2002, and August 12, 2002, the company established and registered Employee and Non-Employee Directors and Consultants Retainer Stock Plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

 /s/  Gary  S.  Saunders                                   /s/Scott  Hildebrandt
      Gary  S.  Saunders                                      Scott  Hildebrandt

/s/Wayne  Saunders
   Wayne  Saunders

--------------------------------------------------------------------------------

                                      EXHIBIT A

--------------------------------------------------------------------------------

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eKnowledge Group, Inc. (the Company) on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Gary Saunders Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS  WHEREOF,  the undersigned has executed this  certification as of the

DATED: November 19, 2001


/s/Gary  Saunders
Gary  Saunders
Chief  Executive  Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eKnowledge Group, Inc. (the Company) on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Gary Saunders Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS  WHEREOF,  the undersigned has executed this  certification as of the

DATED: November 19, 2001


/s/Gary  Saunders
Gary  Saunders
Chief  Executive  Officer