Form 10KSB
period 2002-12-31
EKNOWLEDGE GROUP INC
filed 2003-05-20
CIK 1045284

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13
 OF THE SECURITIES EXCHANGE ACT OF 1934

 for the year ended December 31, 2002

 Commission File Number: 0-29183

 eKnowledge Group, Inc.
 formerly Richmond Services, Inc.

Nevada	76-0430898
(State of Incorporation)	(I.R.S. Employer Identification No.)

400 S. Ramona, Suite 203, Corona, CA	92879
(Address of principal executive offices)	(Zip Code)

(909) 372-2800
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:                       None

Securities registered pursuant to Section 12(g) of the Act:    Common stock at par $0.001

Yes☒ No☐ (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

☐ (Indicate by check mark whether if disclosure of delinquent filers (Sec. 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of December 31, 2001, the aggregate market value of shares outstanding of the Registrant's Common Stock was $2,822,529 based upon the closing market price at December 31, 2001.

the aggregate number of shares held by non-affiliates was approximately 16,000,000.

Exhibit Index is found on page

CONTENTS

PART I
Item 1. Description of Business
(a) Historical Information
(b) Our Business

Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

PART II
Item 5. Market for Common Equity and Stockholder Matters 24
(a) Market Information
(b) Holders
(c) Dividends
(d) Sales of Unregistered Common Stock 2000
Item 6. Management's Discussion and Analysis or Plan of Operation
(a) Plan of Operation for the next twelve months
(b) Cash Requirements and of Need for additional funds, twelve months
(c) Liquidity and Capital Resources
(d) Discussion and Analysis of Financial Condition and Results of Operations
Item 7. Financial Statements
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III
Item 9. Directors and Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act 30
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) Financial Statements
(b) Form 8-K Reports
(c) Exhibit Index

10KSB OTHERDOC 1 doc1.txt Document is copied. FORM 10-KSB SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended 12/31/01 Commission File Number: 0-29183 EKNOWLEDGE GROUP, INC. formerly RICHMOND SERVICES, INC. Nevada 76-0430898 (Incorporation) (IRS Number) 400 S. Ramona, Suite 203 (Address of principal executive offices) (Zip Code) Registrant's telephone number, including area code: (909) 372-2800 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common stock at par $0.001 Yes[x] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.) [] (Indicate by check mark whether if disclosure of delinquent filers (Sec. 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.) As of December 31, 2002, the aggregate market value of shares outstanding of the Registrant's Common Stock was $142,930 based upon the closing market price at December 31, 2002 the aggregate number of shares held by non-affiliates was approximately . Exhibit Index is found on page 1 PART I 3 Item 1. Description of Business 3 (a) Historical Information 3 (b) Our Business 4 Item 2. Description of Property 23 Item 3. Legal Proceedings 23 Item 4. Submission of Matters to a Vote of Security Holders 23 PART II 24 Item 5. Market for Common Equity and Stockholder Matters 24 (a) Market Information 24 (b) Holders 24 (c) Dividends 24 (d) Sales of Unregistered Common Stock 2000 24 Item 6. Management's Discussion and Analysis or Plan of Operation 25 (a) Plan of Operation for the next twelve months 25 (b) Cash Requirements and of Need for additional funds, twelve months 26 (c) Liquidity and Capital Resources 26 (d) Discussion and Analysis of Financial Condition and Results of Operations 28 Item 7. Financial Statements 29 Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure 29 PART III 30 Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act 30 Item 10. Executive Compensation 31 Item 11. Security Ownership of Certain Beneficial Owners and Management 32 Item 12. Certain Relationships and Related Transactions 32 Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K 33 (a) Financial Statements 33 (b) Form 8-K Reports 33 (c) Exhibit Index 33 2 PART I ITEM 1. DESCRIPTION OF BUSINESS. (A) HISTORICAL INFORMATION. As used herein, the personal pronouns "We", "Us" and "Our" refers to eKnowledge Group, Inc, formerly Richmond Services, Inc., a Nevada corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. We were incorporated in Delaware on June 14, 1993, as a "Close Corporation". We intended to initiate commuter air service from the Sugarland Airport in Richmond, Texas. We attempted to pursue the acquisition and operation of small niche-market air carriers. Our efforts were not successful. We have been in the development stage since our formation. On January 23, 1993, we authorized and directed an amendment to our original Certificate of Incorporation, changing the number of shares authorized from 1,500 to 50,000,000, changed the par value from no par to $0.0001, and converted our Corporation from a "Close Corporation" to a "General Law Corporation". On or about April 21, 1999, Richmond Services, Inc. moved its place of incorporation from Delaware to Nevada. 1. On June 14 of 1993, 510 shares of common stock were issued in exchange for organizational services and costs, valued by management at $5,000.00 and a stock subscription receivable of $100.00. These shares were issued to the two founding shareholders. 2. On January 3, 1997, 5,100,000 shares were issued to the two founding shareholders, in replacement for the 510 shares previously issued, and in adjustment for the change in par value, with the same effect as a forward split of the shares then issued and outstanding. 3. On January 15, 1997, 71,850 shares were issued for $1,608.00, pursuant to Regulation D, Rule 504. As of December 9, 1998, there were 5,171,850 shares issued and outstanding, among 255 shareholders. 4. On September 12, 1998, the shareholders approved an additional issuance of 300,000 shares to a single investor, pursuant Regulation D, Rule 504, for $3,000.00 cash. By oversight, these shares were not actually issued until January 8, 1999. In December of 1998, our common stock was approved for listing on the OTCBB. 5. On or about March 10, 1999, we made a further placement, pursuant to Regulation D, Rule 504, of 2,100,000 shares at $0.025, for a total of $52,500.00. On August 29, 1999, we approved a Plan of Reorganization by which we would acquire as a wholly owned subsidiary, TechNature, Inc., a private Washington state corporation engaged in the development of certain technologies relating to the heating and refrigeration industries. This transaction was never consummated and the Plan of Reorganization was rescinded. The name of the corporation had been changed to TechNature, prematurely. It was restored to Richmond Services, Inc. On November 9, 1999 we authorized a reverse split of our common stock in a ratio of 2 for 3. This action resulted in a reduction of the total number of shares issued and outstanding to 5,047,825. The following table is intended to 3 bring the previously mentioned issuances into conformity with the post-split numbers to be used throughout this report. 6. 123 shares were adjusted upward to account for fractional shares resulting from the reverse. 7. On May 19, 2000, as a part of the following reorganization and acquisition, 648,000 (post-reverse) previous affiliate shares were cancelled. 8. On April 17, 2000, our shareholders approved a Plan of Reorganization by which we acquired 100% of eKnowledge Group, Inc. (a private Nevada state corporation engaged in providing supplemental, distance learning over the internet), as a wholly-owned subsidiary, for the issuance of 15,155,556 new investment shares of common stock; and we changed our corporate name to eKnowledge Group, Inc. The 15,155,556 shares (post reverse split) of the common stock of the Company were not registered under the Securities Act of 1933, and may not be resold unless the shares are registered under the Act or an exemption from such registration is available. They are New Investment shares (Restricted Securities subject to the holding periods of Rule 144). These shares were issued to the shareholders of eKnowledge Group, Inc. Issued Pre-Split Post-Reverse Split 2 for 3 ----------------------------------------------------------------------- 1. June 14, 1993 510 340 2. January 3, 1997 5,100,000 3,400,000 2. January 3, 1997 (510) (340) 3. January 15, 1997 71,850 47,900 4. September 12, 1998 300,000 200,000 5. March 10, 1999 2,100,000 1,400,000 6. Adjustment 123 7. Cancellation (648,000) Totals 7,571,850 4,400,000 Before Acquisition 4,400,000 8. For Acquisition 15,155,556 Total Issued and Outstanding 19,555,556 Please see Item 6 of this Part, Management's Discussion and Analysis or Plan of Operation, for more information. In 2002, ______ number of shares were sold through private placements for _________ and the Company issed 232,602 shares of capital stock in exchange for services received valued at $926,058.

COMPETITION The e-learning market is evolving quickly and is subject to rapid technological change, shifts in customer demands and evolving learning methodologies. To succeed, we must continue to expand our course offerings, upgrade our technology and distinguish our solution. As competition continues to intensify, we expect the e-learning market to undergo significant price competition. We expect to face increasing price pressures from competitors as our potential customers demand more value for their education budgets. The e-learning market is highly fragmented with no single competitor accounting for a dominant market share, and competition is intense. In addition to competing with other suppliers of technology-based learning solutions, we also compete with third-party suppliers of instructor-led education and learning and internal education departments. Our competitors vary in size and in the scope and breadth of the courses and services they offer. Several of our competitors have longer operating histories and significantly greater financial, technical and marketing resources. In addition, larger companies may enter the e-learning market through the acquisition of our competitors. We anticipate that the lack of significant entry barriers to the e-learning market will allow other competitors to enter the market, increasing competition. INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS Our success depends, in part, on our ability to protect our proprietary rights and technology. We rely on a combination of copyrights, trademarks, service marks, trade secret laws, a pending patent and third-party nondisclosure agreements to protect our proprietary rights. We have registered the trademark eKnowledge Group and we own the domain name eknowledgegroup.com as well as many other domain names currently used in our operations. Additionally, during the third quarter of 2000, we acquired the rights for the use of the trademark "eknowledge" for cash and stock. Included in this transaction, we own the domain name eknowledge.com. It is possible, however, that third parties could acquire trademarks or domain names that are substantially similar or conceptually similar to our trademarks or domain names. This could decrease the value of our trademarks or domain names and could hurt our business. The regulation of domain names in the United States and in foreign countries is subject to change. The relationship between 13 regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We obtain the content for many of our courses from our customers and often also receive the right to resell this content to other customers. It is possible that the use of this content may subject us to the intellectual property claims of third parties. Although we generally seek indemnification from our customers extensive damage claims or claims for injunctive relief. In addition, our customers may assert that some of the courses we develop for our general catalog or under contract with other customers may improperly use their proprietary content. Our involvement in any litigation to resolve intellectual property ownership matters would require us to incur substantial costs and divert management's attention and resources. In addition, we cannot predict the effect of a failure to prevail in any litigation of this kind.

RISK FACTORS The risks described below should be considered in making an investment decision. We believe that the risks and uncertainties described below are the principal material risks facing our company as of the date of this Annual Report. In the future, we may become subject to additional risks that are not currently known to us. Our business, financial condition or results of operations could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of the following risks. WE COMMENCED OPERATIONS IN JUNE 1999 AND OUR LIMITED OPERATING HISTORY AND THE NEW AND EMERGING E-LEARNING MARKET MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND FUTURE PROSPECTS. We commenced operations in June 1999 and have yet to begin to generate significant revenues. We are still in the early stages of our development, which, when combined with the new and emerging market for Web-based delivery of learning programs, or e-learning market, make it difficult to evaluate our business or our prospects. Because of our limited operating history, we have a limited and unproven ability to predict the trends that may emerge in the e-learning market and affect our business. The uncertainty of our future performance, in general, and the uncertainty regarding the acceptance of e-learning, in particular, increases the risk that we will be unable to build a sustainable business and that our stockholder value will decline. WE HAVE A HISTORY OF LOSSES. We have experienced losses in each quarter since our inception and expect we will continue to incur losses in each quarter into the fiscal year 2003 if not all of 2003. Our accumulated operating losses of as of December 31, 2002, was $5,341,751. We expect to continue to incur quarterly losses as we expand our operations and fund our growth. We plan to increase our operating expenses to market, sell and support our e-learning solutions, build infrastructure and hire additional staff. We also plan to invest to develop and acquire new course offerings with new areas of expertise, which will increase operating expenses in absolute dollars. We currently expect our total costs and expenses to be approximately $1.5 million in fiscal 2003. As a result, we will need to significantly increase our quarterly revenues to achieve profitability. If we do not generate sufficient revenues or become profitable within a timeframe expected by public market analysts or investors, the market price of our common stock will likely decline. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE. Our revenue and operating results are volatile and difficult to predict and may be susceptible to declines in future periods. Our quarterly results of operations may fluctuate significantly in the future due to shortfalls in revenues or orders. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. In the event of a revenue or order shortfall or unanticipated expenses in some future quarter or quarters, our operating results may be below the expectations of public market analysts or investors. In such an event, the price of our common stock may decline significantly. Due to the factors discussed in this risk factors section and elsewhere in this prospectus and because we are engaged in a relatively new and emerging business, revenue and operating results for the foreseeable future are difficult to forecast. Our current and future expense estimates are largely fixed and based, to a significant degree, on our estimates of future revenue. We will likely be unable to, or may elect not to, reduce spending quickly enough to offset any unexpected revenue shortfall. Therefore, any significant shortfall in revenue in relation to our expectations would cause our quarterly results for a particular period to decline. OUR RECOGNITION OF REVENUE IS DEPENDENT UPON THE ACHIEVEMENT OF VARIOUS MILESTONES, AND OUR INABILITY TO RECOGNIZE REVENUE IN ACCORDANCE WITH OUR EXPECTATIONS WILL HARM OUR OPERATING RESULTS. In accordance with our revenue recognition policy, our ability to record revenues depends upon several factors. These factors include acceptance by our customers of new courses and the pace of participant registrations in courses once they are completed and made available on our Web site. All of our customer contracts provide that at least a portion of our revenues depend on either course completion or participant registration, or both. Many of our courses are custom-tailored to the specifications of our customers. As such, course revenues are dependent upon customers providing us with the subject matter expertise to be incorporated into the course as well as our completion of production and customer sign-off. Accordingly, if customers do not provide us with the specific subject matter content in a timely manner, our ability to recognize revenues will be harmed, which would harm our operating results. In addition, if participant registration, which requires the participants to come to our Web site to sign up for the course, does not proceed as expected, our ability to recognize revenues will be delayed, which will also harm our operating results. Participant registration depends in large part on the promotional activities of our customers. If customers fail to take necessary measures to require employee enrollment in courses or if they fail to promote the course effectively to persons outside their organization, our ability to recognize revenues, and therefore our operating results, could be harmed. OUR FUTURE GROWTH DEPENDS ON SUCCESSFUL HIRING AND RETENTION, AND WE MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL WE NEED TO SUCCEED. Our future growth depends on successful hiring and retention, and we may be unable to hire and retain the skilled personnel we need to succeed. The growth of our business and revenues will depend in large part upon our ability to attract and retain sufficient numbers of highly skilled employees, particularly course content developers, Web designers and technical and sales personnel. Qualified personnel are in great demand throughout education and Internet-related industries and we require personnel with both educational course design experience as well as experience in Web design. The number of potential candidates with experience in both these areas is limited. The demand for qualified personnel is particularly acute in the Greater Los Angeles Area market in which we compete for a majority of these personnel due to the large number of Internet companies and the low unemployment rate in the region. OUR BUSINESS WILL SUFFER IF E-LEARNING IS NOT WIDELY ACCEPTED. The market for e-learning solutions is new and rapidly evolving. We expect that we will engage in intensive marketing and sales efforts to educate prospective customers about the benefits of our e-learning solutions. There are a number of factors that could impact the acceptance of our e-learning solutions, which are new and largely untested compared to more established educational methods, including: Companies that have historically relied on, or invested in, traditional educational methods may be reluctant or slow to adopt Web-based e-learning solutions; Many of our potential customers have allocated only a limited portion of their education budgets to e-learning; and End users may not use online learning solutions effectively. If the market for e-learning fails to develop or develops more slowly than we expect, we will not achieve our growth and revenue targets and the value of our common stock will likely decline. THE VARIABILITY AND LENGTH OF OUR SALES CYCLE FOR OUR E-LEARNING SOLUTIONS MAY MAKE OUR OPERATING RESULTS UNPREDICTABLE AND VOLATILE. The period between our initial contact with a potential customer and the first purchase of our solution by that customer typically ranges from three to nine months, and in some cases has extended for close to two years. Because we rely on large sales for a substantial portion of our revenues, these long sales cycles can have a particularly significant effect on our financial performance in any quarter. Factors that may contribute to the variability and length of our sales cycle include: The time required to educate potential customers about the benefits of our e-learning solutions; The time it takes our potential customers to assess the value of online solutions compared to more traditional educational solutions; The time it takes our potential customers to evaluate competitive online solutions; Our potential customers' internal budget and approval processes; and The extended periods most large corporations require to make purchasing decisions. As a result of our lengthy sales cycle, we have only a limited ability to forecast the timing and size of specific sales. This, in turn, makes it more difficult to predict quarterly financial performance. THE E-LEARNING MARKET IS HIGHLY COMPETITIVE AND WE MAY NOT HAVE ADEQUATE RESOURCES TO COMPETE EFFECTIVELY, ACQUIRE AND RETAIN CUSTOMERS AND ATTAIN FUTURE GROWTH. 16 The e-learning market is evolving quickly and is subject to rapid technological change, shifts in customer demands and evolving learning methodologies. The recent shift in customer demand from CD-ROM delivered training to the use of the Internet for providing interactive courses is one example of a technological change that has affected the e-learning market. Future evolutions may include such technology innovations as increased bandwidth connections to the home, the adoption of a standard for receiving voice or video transmissions over the Internet, and development of new online learning methodologies that achieve better knowledge results for adult learners. Our failure to adapt to changes in our industry could cause us to lose existing customers or fail to gain new customers. Although the e-learning market is highly fragmented with no single competitor accounting for a dominant market share, competition is intense. We compete primarily with: Third-party suppliers of instructor-led education and learning; Internal education departments; and Other suppliers of technology-based learning solutions. Due to the high market fragmentation, we do not often compete head-to-head with any particular company. On occasion, our customers may evaluate our end-to-end solution by comparison with point solutions offered by other e-learning companies. These companies may include click2learn.com, Inc., NETg (a unit of Harcourt), and SmartForce. We may not provide solutions that compare favorably with traditional or new instructor-led techniques or other technology-based learning methodologies. Our competitors vary in size and in the scope and breadth of the courses and services they offer. Several of our competitors have longer operating histories and significantly greater financial, technical and marketing resources. In addition, larger companies may enter the e-learning market through the acquisition of our competitors. We anticipate that the lack of significant entry barriers to the e-learning market will allow other competitors to enter the market, increasing competition. To succeed, we must continue to expand our course offerings, upgrade our technology and distinguish our solution. We may not be able to do so successfully. Any failure by us to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in course development or implementation, could impact our ability to capture market share. As competition continues to intensify, we expect the e-learning market to undergo significant price competition. We also expect to face increasing price pressures from customers, as they demand more value for their learning related expenditures. Increased competition or our inability to compete successfully against current and future competitors could result in reduced operating margins, as well as loss of market share and reduction in brand recognition. WE MUST DELIVER COURSES THAT MEET THE NEEDS OF OUR CUSTOMERS OR OUR BUSINESS WILL NOT SUFFER. To be competitive, we must develop and introduce on a timely basis new course offerings, which meet the needs of companies seeking to use our e-learning solutions. Furthermore, the quality of our learning solutions depends in large part on our ability to frequently update our courses and develop new content as the underlying subject matter changes. We create courses both by using subject matter expertise provided by our customers, which we then incorporate into an educational course format, and through material obtained from third-party content developers. The quality of our courses depends on our receiving content and cooperation from the following sources: Customers, who provide us with specific subject matter expertise for incorporation into many of our courses; and Third-party content developers, who provide us with much of the content for our catalog courses. If we do not receive materials from the above sources in a timely manner, we may not be able to develop or deliver specialized courses for our customers in the time frame they are expecting. Even if we do receive necessary materials from third parties, if our employees and consultants, upon whom we rely for instructional and Web design expertise, fail to complete their work in a timely manner, we will be unable to meet customer expectations. In the past, we have experienced delays in obtaining access to our customers' expertise. Any prolonged delays, even when caused by our customers, can damage our reputation and lead to a failure to satisfy a customer's demands. OUR PLANS TO EXPAND THE SCOPE OF OUR COURSES TO OTHER FIELDS OR INDUSTRIES MAY DEPEND ON OUR ABILITY TO ATTRACT EXPERTS OR SPECIALISTS, AND IF WE ARE UNABLE TO ATTRACT THE NECESSARY EXPERTISE, WE WILL NOT BE ABLE TO ENTER NEW FIELDS. These new course offerings may encompass areas in which we have little or no experience or expertise. Therefore, our ability to expand our courses into these areas may require us to locate and evaluate third-party experts or specialists who would develop or assist us in developing the course content. If we are unable to locate and evaluate these experts, we may fail to develop the courses our customers demand or be unable to pursue new market opportunities. Any failure of ours to expand our course offerings to new fields could constrain our revenue growth and harm our future prospects. TO REMAIN COMPETITIVE, WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN OUR INDUSTRY. The e-learning market is characterized by rapidly changing technologies, frequent new service introductions, short development cycles and evolving standards. We must adapt to rapidly changing technologies by maintaining and improving the performance features and reliability of our courses. We may experience technical difficulties that could delay or prevent the successful development, introduction or marketing of new courses and related services. For instance, adding capabilities to deliver video over the Internet to our courses may be desired by some customers and may nevertheless pose a serious technical challenge and could have a negative impact on our ability to develop and deliver courses on a profitable basis. In addition, any new enhancements to our courses must meet the requirements of our current and prospective customers and participants. We could incur substantial costs to modify our services or infrastructure to adapt to rapid technological change. WE ARE GROWING RAPIDLY AND IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, WE MAY NOT BE ABLE TO TAKE ADVANTAGE OF MARKET OPPORTUNITIES, WHICH WOULD SEVERELY IMPACT OUR ABILITY TO COMPETE. Our recent rapid growth has placed, and future anticipated growth is likely to continue to place, a considerable strain on our managerial resources. We plan to continue to expand our sales and marketing, administration, content and technology development organizations. In order to manage this growth effectively, we will need to improve our financial and managerial controls, our reporting systems and procedures. In addition, we will need to expand, train and manage our work force, which we anticipate will expand significantly. If we fail to manage our growth effectively, we will not be able to capitalize on attractive business opportunities and may fail to adequately support our existing customer base. Should this occur, our reputation and IF WE DO NOT DEVELOP OUR INDIRECT SALES CHANNELS, WE WILL BE LESS LIKELY TO INCREASE OUR REVENUES. If we do not develop our indirect sales channels, we will be less likely to increase our revenues. To date, a majority of our sales have been made through direct sales efforts. We believe that we will need to diversify our sales efforts if we are to be successful. If we do not develop indirect sales channels, we may miss sales opportunities that might be available through these other channels. For example, domestic and international resellers may be able to reach new customers more quickly or more effectively than our direct sales force. We are currently investing in personnel and marketing activities to develop indirect sales channels including instructor-led training companies that are seeking to provide an e-learning product offering, e-commerce Web sites that sell Web-based learning, and other market participants such as software producers and systems integrators who provide learning as an additional service to their clients. Although we are currently investing to develop these indirect sales channels, we may not succeed in establishing a channel that can effectively market our e-learning solutions on a profitable basis. In addition, our direct sales force may compete with these resellers, and we may not be able to manage conflicts across our direct and indirect sales channels. Our focus on increasing sales through our indirect channel may divert management resources and attention from direct sales. Conflicts across sales channels could cause us to encounter pricing pressures and lose revenue opportunities, which could harm our business and cause our operating results to decline. IN ORDER TO ADDRESS THE EXPECTED GROWTH IN OUR BUSINESS WE MUST CONTINUE TO IMPROVE THE CAPACITY OF OUR COMPUTER NETWORK; ANY FAILURE OF OUR NETWORK WOULD DIRECTLY IMPACT OUR ABILITY TO DELIVER COURSES AND WOULD LIKELY LEAD TO SIGNIFICANT LOSSES AND CUSTOMER DISSATISFACTION. In order to address the expected growth in our business we must continue to improve the capacity of our computer network. The continuing and uninterrupted performance of our internal computer network and Internet course servers is critical to our success. Any system failure that causes interruptions or delays in our ability to make our courses accessible to customers could reduce customer satisfaction and, if sustained or repeated, could reduce the attractiveness of our courses and services and result in significant revenue losses. We are particularly vulnerable to network failures during periods of rapid growth when our roster of courses and participants can outpace our network capacity. The continued viability of our business requires us to support multiple participants concurrently and deliver fast response times with minimal network delays. We are continuing to add system capacity, but we may not be able to adequately address network capacity, especially during periods of rapid growth. Any failure to meet these capacity requirements could lead to additional expenditures, lost business opportunities and damage to our reputation and competitive position. ANY FAILURE OF, OR CAPACITY CONSTRAINTS IN, THE SYSTEMS OF THIRD PARTIES ON WHICH WE RELY COULD ADVERSELY AFFECT OUR BUSINESS. Our communications hardware and some of our other computer hardware operations are located at the facilities of Oasis, Inc. in Los Angeles, California. Unexpected events such as natural disasters, power losses and vandalism could damage our systems. Telecommunications failures, computer viruses, electronic break-ins, earthquakes, fires, floods, other natural 19 disasters or other similar disruptive problems could adversely affect the operation of our systems. Despite precautions we have taken, unanticipated problems affecting our systems in the future could cause interruptions or delays in the delivery of our courses. The failure of our telecommunications provider or Oasis, which together provide us with our Internet connection, to provide sufficient and timely data communications capacity and network infrastructure could cause service interruptions or slower response times, and reduce customer demand for our courses and services. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could be required to make capital expenditures in the event of damage. We do not currently have fully redundant systems or a formal disaster recovery plan. Our Web site must accommodate a high volume of traffic and deliver courses and other information in a timely manner. Our Web site has experienced in the past, and may experience in the future, slow response times for a variety of reasons. We periodically experience unscheduled system downtime, which results in our Web site being inaccessible to participants. If we experience extended downtime in the future, customers and our course participants could lose confidence in our services. WE CURRENTLY INTEND TO EXPAND INTERNATIONALLY AND, AS A RESULT, WE COULD BECOME SUBJECT TO NEW RISKS. Our strategy includes international expansion of our business. To date, however, we have not received revenues from customers outside of the United States. Our current plans include possible expansion into Europe. In Europe we could be affected by political and monetary changes, including European unification and introduction of the Euro. This international expansion will require significant management attention and financial resources and could harm our financial performance by increasing our costs. We have limited experience in marketing, selling and distributing courses internationally. We currently have independent contractors located outside of the United States. We could become subject to additional risks as we expand internationally, including: Difficulties in staffing and managing international operations; Our inability to develop content localized for international jurisdictions; Protectionist laws and business practices that favor local competition; Multiple, conflicting and changing governmental laws and regulations; Slower adoption of e-learning solutions; Different learning styles; Longer sales and payment cycles; Greater difficulties in collecting accounts receivable; Fluctuations in currency exchange rates; Political and economic instability; Potentially adverse tax consequences; Little or no protection of our intellectual property rights in some foreign countries, particularly less developed countries; and Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries. If we encounter these factors in connection with our planned expansions in the Europe, our revenues could fall below expectations, which would harm our business and operating results. In this event, our stock price could decline. OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS AND OUR INTERNET DOMAIN NAME COULD LEAD TO UNAUTHORIZED USE OF OUR COURSES OR RESTRICT OUR ABILITY TO MARKET OUR COURSES. Our success depends, in part, on our ability to protect our proprietary rights and technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and employee and third-party nondisclosure agreements to protect our proprietary rights. Despite our efforts to protect these rights, unauthorized parties may attempt to duplicate or copy our courses or our delivery technology or obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. As a consequence, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our courses and services are made available. We own the domain name eknowledge.com. It is possible, however, that third parties could acquire trademarks or domain names that are substantially similar or conceptually similar to our trademarks or domain names. This could decrease the value of our trademarks or domain names and could hurt our business. The regulation of domain names in the United States and in foreign countries is subject to change. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. As a result, we may not acquire or maintain exclusive rights to our domain names in the United States or in other countries in which we conduct business. We may from time to time encounter disputes over rights and obligations concerning intellectual property. We obtain the content for many of our courses from our customers and it is possible that the use of this content may subject us to the intellectual property claims of third parties. Although we generally seek indemnification from our customers to protect us from these types of claims, we may not be fully protected from extensive damage claims or claims for injunctive relief. In addition, our customers may assert that some of the courses we develop for our general catalog or under contract with other customers may improperly use their proprietary content. Our involvement in any litigation to resolve intellectual property ownership matters would require us to incur substantial costs and divert management's attention and resources. In addition, we cannot predict the effect of a failure to prevail in any litigation of this kind. PROVISIONS OF OUR CHARTER DOCUMENTS AND NEVADA LAW MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT A CHANGE IN OUR CONTROL, EVEN IF THIS WOULD BE BENEFICIAL TO STOCKHOLDERS. Provisions of our amended and restated certificate of incorporation, bylaws and Nevada law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include: A classified board of directors, in which our board is divided into three classes with three-year terms with only one class elected at each annual meeting of stockholders, which means that a holder of a majority of our common stock will need two annual meetings of stockholders to gain control of the board; A provision, which prohibits our stockholders from acting by written consent without a meeting; A provision which permits only the board of directors, the president or the chairman to call special meetings of stockholders; and A provision that requires advance notice of items of business to be brought before stockholders meetings. In addition, amending any of the above provisions will require the vote of the holders of 66 2/3% of our outstanding common stock. DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES HOLD A SUBSTANTIAL AMOUNT OF OUR STOCK AND ARE ABLE TO CONTROL MATTERS REQUIRING STOCKHOLDER APPROVAL. In January 2003, our directors, executive officers and their affiliated entities owned approximately 53% of our outstanding capital stock. As a result, these stockholders, acting together, are able to control all matters requiring approval by the stockholders, including the election of all directors and approval of significant corporate transactions.

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

ITEM 2. DESCRIPTION OF PROPERTY. Property and equipment are stated at historical cost. Repair and maintenance costs are charged against income as incurred, while renewals and betterments are capitalized additions to the related assets. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, primarily on a straight-line basis. The estimated service lives of property and equipment used in the determining depreciation are three to seven years. The net book value of furniture, equipment, software, improvements less accumulated depreciation is $45,577.

ITEM 3. LEGAL PROCEEDINGS.
The Labor Commissioner, State of California has ordered the Company to pay $27,063 to a former employee. The Company initiated a suit against a former landlord. In the Company’s opinion this matter will be settled for a full release of liability to the Company in exchange for the forfeit of the lease deposit in the amount of $7,637.

Our partner in PreventionPoint has taken issue with three factors in our relationship with them and PreventionPoint. We have retained an attorney to assist us in the negotiations with FPHR. 1. Royalties. We have agreed in principal to pay royalties to FPHR for the use of their human resource scripts used in PreventionPoint. As we tried to use the scripts it became apparent that the scripts needed much work to make them work for the Public Sector Training space. We are in discussions with FPHR to come to a reasonable royalty. The highest royalty figure would be approximately $20,000. 2. Streaming costs. FPHR believes we have overcharged them for video streaming to approximately $17,000. We have opened a dialog to explore these charges. The highest figure would be $17,000 related to these streaming charges. 3. FPHR has stated that they believe the Company has not fulfilled our part of the operating agreement in PreventionPoint by not delivering our capital contribution of having the PreventionPoint technology work. We have agreed to give them access to the technology source code and have a 3 rd party evaluate the technology platform. It might be the case that the Company would have to cover the costs of making the technology 'work'.

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

On May 20, 2002 a shareholder meeting was held. Prior to the meeting written consent was given by a majority of shareholders to have the total number of shares of all classes of stock which the corporation shall have authority to issue is 550,000,000, consisting of 500,000,000 shares of Common Stock with a par value of $.001 per share, including 50,000,000 shares of Preferred Stock with a par value of $.001 per share for a total capitalization of $550,000. The Preferred Stock powers, preferences, rights, qualifications, limitations, and restrictions pertaining to the Preferred Stock shall be such as may be fixed, from time to time, by the Board of Directors in its sole discretion, authority to do so being expressly vested in such board.

On January 31, 2003 a majority of shareholders gave written consent in lieu of Special Meeting of Stockholders voted in favor of reducing the number of issued and outstanding common stock shares by 1 post-consolidation share of common stock for every 100 pre-consolidation shares of common stock outstanding, to shareholders of record as of January 31, 2003, the effective date being February 20, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS. (A) MARKET INFORMATION. We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our Securities may be quoted in the over-the-counter market, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in the Securities, and transactions are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Our Common Stock is currently quoted on the Electronic Bulletin Board under the symbol EKWL, but there is limited trading in the Common Stock.

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

(D) SALES OF UNREGISTERED COMMON STOCK. The following are transactions relating the Common Stock of the Company. 24 On April 17, 2000, our shareholders approved a Plan of Reorganization by which we acquired 100% of eKnowledge Group, Inc. (a private Nevada state corporation engaged in providing supplemental, distance learning over the internet), as a wholly-owned subsidiary, for the issuance of 15,155,556 new investment shares of common stock; and we changed of our corporate name to eKnowledge Group, Inc. The 15,155,556 shares of the common stock of the Company were not registered under the Securities Act of 1933, and may not be resold unless the shares are registered under the Act or an exemption from such registration is available. They are New Investment shares (Restricted Securities subject to the holding periods of Rule 144). These shares were issued to the shareholders of eKnowledge Group, Inc. As a part of the reorganization and acquisition. In September 2000, the Board of Directors authorized the issuance of 7,800,000 shares of common stock of the Company for equity funding in Europe. The commons shares were not registered under the Securities Act of 1933, and may not be resold unless the shares are registered under the Act or an exemption from such registration is available. The shares are issued for equity investment and are Restricted Securities subject to the holding periods of Rule 144. The first of these shares were sold in June 2001 and between June 2001 and December 2001, small blocks of these shares were sold primarily to individuals for equity investment in the Company. The shares are registered under the Act as they are sold. As of December 31, 2001, approximately 5,900,000 were sold for cash at the current market prices, less commissions. Market prices averaged approximately $.07 per share from June to December of 2001. Proceeds were used for Company operations and development. In June 2001, the Company filed a Form S8 statement with the Securities and Exchange Commission registering 3,138,000 shares of common stock of the Company. The shares were used to pay consultant and business expenses. As of December 31, 2001, approximately 2,500,000 shares were issued for expenses. During 2001, approximately 2,250,000 shares of common stock of the Company were issued to employees and consultants for services, expense reimbursement or loan repayment. The commons shares have not been registered under the Securities Act of 1933, and may not be resold unless the shares are registered under the Act or an exemption from such registration is available. The shares are Restricted Securities subject to the holding periods of Rule 144

The Company has entered into various agreements with third parties to market shares of its common stock and to obtain financing. In connection with these agreements, through 2002 the Company has issued a total of 7,894,283 shares in the names of itself and the investment bankers. The shares are either to be held as collateral or sold to investors. As of December 31, 2002, these shares have either been cancelled or sold to investors.

On February 1, 2002, the Company registered 3,500,000 shares in a Form S-8 registration statement. The stock will be used to provide compensation to consultants, contractors, and directors of the Company for services rendered or to be rendered for the benefit of the Company. The common stock is not subject to any restriction on transferability. As of December 31, 2002, all 3,500,000 of these shares have been distributed.

On June 3, 2002, the Company registered 7,750,000 shares in a Form S-8 registration statement. The stock will be used to provide compensation to employees, consultants, contractors, and directors of the Company for services rendered or to be rendered for the benefit of the Company. Employees are compensated with stock through an Employee Stock Incentive Plan incorporated into the Form S-8 registration statement. The common stock is not subject to any restrictions on transferability. As of December 31, 2002, 7,500,000 of these shares had been distributed.

On August 12, 2002, the Company registered 80,000,000 shares in a Form S-8 registration statement. The stock will be used to provide compensation to employees, consultants, contractors, and directors of the Company for services rendered or to be rendered for the benefit of the Company. Employees are compensated with stock through an Employee Stock Incentive Plan incorporated into the Form S-8 registration statement. The common stock is not subject to any restrictions on transferability. As of December 31, 2002, 17,250,000 of these shares had been distributed.

The Company has realized $241,870 from the sale of equity, issued $751,287 worth of shares for services, issued $45,000 shares issued for expenses, issued $50,400 shares for interest, with the finance cost attributed to shares sold below market of $64,843.

NOTE PAYABLE

The Company is obligated pursuant to a promissory note in the amount of $45,000.
The note bears interest at prime plus 2% and is due on October 12, 2002. The
Company also issued 180,000 shares of stock, valued at $14,400, in connection with obtaining this loan. This amount has been charged to interest expense.

The Company entered into loan agreements with several individuals with whom the
Company had either employed or contracted for services. The notes total
$457,403 and bear interest at prime plus 2%. Interest of $21,394 was accrued and charged to interest expense during the period. The notes are a conversion of accounts payable and accrued expenses owed to the employee/contractors as of December 31, 2001, and as such a corresponding adjustment was made to accounts payable and accrued expenses.

NOTE 4 - NON-CASH FINANCIAL ACTIVITIES

During the period ended December 31, 2002, the Company had the following non-cash activities:

During The Company issued 232,602 (This is the post-split 2/20/03 value) shares of common stock, valued at $926,058, for services.

The Company converted Accounts Payables and Accrued Expenses in the amount of
$438,725 to notes bearing interest at prime plus 2%. Interest of $21,395 was accrued to interest expense and added to the Notes Payable balance.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS.

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

(A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. The following discussion should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our plan of operation is pursue the business plan and model described herein. eKnowledge Group, Inc., previously eTestPrep, Inc. (the acquired Company), was incorporated in the state of Nevada on June 1, 1999, for the purpose of providing educational training courses over the Internet and through other media sources. Effective April 17, 2000, Richmond Services, Inc. acquired all of the issued and outstanding common stock of the Company. For accounting purposes, this acquisition has been treated as a re-capitalization of the Company. At December 31, 2001 the Company had 500,000,000 shares authorized, with 646,540 shares of common stock issued and outstanding. We have approximately 550 shareholders currently.

(B) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We believe that the cash balance of $12,759 at December 31, 2002, is not currently sufficient to meet our anticipated cash and operating needs. We are in current discussions with potential investors and a potential merger candidate to meet these needs. We have arranged for a line of credit which is at the discretion of the lender.
However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity. Such a sale could result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters. We do not anticipate any contingency, upon which we would voluntarily cease filing reports with the SEC, even though we may cease to be required to do so. It is in our compelling interest to report our affairs quarterly, annually and currently, or as the case may be. This generally is to provide accessible public information to interested parties, and also specifically to maintain our qualification for the OTCBB.

(C) LIQUIDITY AND CAPITAL RESOURCES. Throughout the year 2002, we have satisfied our cash requirements primarily through sales of products and services, private placements of equity securities, and limited debt borrowings. Net cash used in operating activities was approximately $683,114 for the year ended December 31, 2002 as compared to $646,081 for the year ended December 31, 2001. The increase was due to an increase in product and service lines and the resultant increase in production related expenses. Net operating cash flows were primarily attributable to quarterly net losses, product development costs and contractor costs associated with product and business development activities. Net cash used by investing activities was $3,149, for the year ended December 31, 2002 due to the acquisition of product development equipment as compared to $3,760 for the year ended December 31, 2001. The decrease was due to less acquisition of product development equipment.

Net cash provided by financing activities was approximately $683,114.

(D) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. In 2002, eKnowledge incurred $1,813,000 in net losses. This represents a decrease from the prior year net loss of $2,378,000. This is due primarily to the increase in product and services sales and the decrease in operating expenses

NET INCOME (LOSS);REVENUES; and OPERATING EXPENSES
Net loss for the fiscal year ended December 31, 2002 was approximately $1,813,000 or $3.79 loss per share, compared to a loss of approximately $2,378,000 or $8.63 loss per share, for the fiscal year ended December 31, 2001. This decrease over the previous year was primarily the result of the company realizing more revenues and less operating expenses than the prior year. Revenues for year ended December 31, 2002 were $459,622 compared to $153,809 for year ending December 31, 2001. This increase in revenue is due to the penetration into the e-learning market and greater sales of our products and services. The net loss for 2002 was also less than 2001 due to decreased Operating Expenses where for the fiscal year ended December 31, 2002 the Operating Expenses where approximately, $2,024,600 compared to fiscal year ended December 31, 2001 Operating Expenses of approximately $2,420,600. Decrease in operating expenses were due to personnel cuts and production cost savings.

LIQUIDITY AND CAPITAL RESOURCES. We had a cash balance of $12,759 as of December 31, 2002 and $22,744 as of December 31, 2001. As previously discussed, we believe that the cash balance of $12,759, makes it necessary to raise additional funds to meet our anticipated cash and operating needs. We are in current discussions with various potential investors and a merger candidate. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity. Such a sale could result in additional dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. There can be no assurance that you we be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders, Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

(D) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. The following discussion should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our plan of operation is pursue the business plan and model described herein. eKnowledge Group, Inc., previously eTestPrep, Inc. (the acquired Company), was incorporated in the state of Nevada on June 1, 1999, for the purpose of providing educational training courses over the Internet and through other media sources. Effective April 17, 2000, Richmond Services, Inc. acquired all of the issued and outstanding common stock of the Company. For accounting purposes, this acquisition has been treated as a re-capitalization of the Company. At December 31, 2001 the Company had 500,000,000 shares authorized, with 646,540 shares of common stock issued and outstanding. We have approximately 550 shareholders currently.

(B) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We believe that the cash balance of $12,759 at December 31, 2002, is not currently sufficient to meet our anticipated cash and operating needs. We are in current discussions with potential investors and a potential merger candidate to meet these needs. We have arranged for a line of credit which is at the discretion of the lender.
However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity. Such a sale could result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters. We do not anticipate any contingency, upon which we would voluntarily cease filing reports with the SEC, even though we may cease to be required to do so. It is in our compelling interest to report our affairs quarterly, annually and currently, or as the case may be. This generally is to provide accessible public information to interested parties, and also specifically to maintain our qualification for the OTCBB.

(C) LIQUIDITY AND CAPITAL RESOURCES. Throughout the year 2002, we have satisfied our cash requirements primarily through sales of products and services, private placements of equity securities, and limited debt borrowings. Net cash used in operating activities was approximately $683,114 for the year ended December 31, 2002 as compared to $646,081 for the year ended December 31, 2001. The increase was due to an increase in product and service lines and the resultant increase in production related expenses. Net operating cash flows were primarily attributable to quarterly net losses, product development costs and contractor costs associated with product and business development activities. Net cash used by investing activities was $3,149, for the year ended December 31, 2002 due to the acquisition of product development equipment as compared to $3,760 for the year ended December 31, 2001. The decrease was due to less acquisition of product development equipment.

Net cash provided by financing activities was approximately $683,114.

(D) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. In 2002, eKnowledge incurred $1,813,000 in net losses. This represents a decrease from the prior year net loss of $2,378,000. This is due primarily to the increase in product and services sales and the decrease in operating expenses

NET INCOME (LOSS);REVENUES; and OPERATING EXPENSES
Net loss for the fiscal year ended December 31, 2002 was approximately $1,813,000 or $3.79 loss per share, compared to a loss of approximately $2,378,000 or $8.63 loss per share, for the fiscal year ended December 31, 2001. This decrease over the previous year was primarily the result of the company realizing more revenues and less operating expenses than the prior year. Revenues for year ended December 31, 2002 were $459,622 compared to $153,809 for year ending December 31, 2001. This increase in revenue is due to the penetration into the e-learning market and greater sales of our products and services. The net loss for 2002 was also less than 2001 due to decreased Operating Expenses where for the fiscal year ended December 31, 2002 the Operating Expenses where approximately, $2,024,600 compared to fiscal year ended December 31, 2001 Operating Expenses of approximately $2,420,600. Decrease in operating expenses were due to personnel cuts and production cost savings.

LIQUIDITY AND CAPITAL RESOURCES. We had a cash balance of $12,759 as of December 31, 2002 and $22,744 as of December 31, 2001. As previously discussed, we believe that the cash balance of $12,759, makes it necessary to raise additional funds to meet our anticipated cash and operating needs. We are in current discussions with various potential investors and a merger candidate. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity. Such a sale could result in additional dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. There can be no assurance that you we be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders, Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.
.

LONG-TERM DEBT. On December 31, 2001, the Company had long-term debt of approximately $15,700. A significant portion of this debt is attributable to a shareholder loan. ITEM 7. FINANCIAL STATEMENTS. Please see the Exhibit FK-00. The financial statements listed therein, attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. The following text is repeated from our Current Report on Form 8-k, dated August 28, 2000: "We have engaged a new Independent Auditor, prospectively, to review and comment on its next Annual Report, and to assist management in preparing other current reports. There has been no dispute of any kind or sort with any auditor on any subject. The new principal independent accounting firm is Merdinger, Fruchter, Rosen & Corso, P.S., 888 7th Avenue, New York, NY 10106, 212-757-8400, replacing Todd D. Chisholm cpa of Crouch, Bierwolf & Chisholm, our initial principal auditor. The decision to change accountants was recommended and approved by our new Board of Directors, following the change of control of this Reporting Corporation. The former auditor, Todd D. Chisholm cpa of Crouch, Bierwolf & Chisholm, neither resigned nor declined to stand for election. The former auditor's reports on the financial statements for either of the past two years contained no adverse opinion or disclaimer of opinion, nor were modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and later interim periods through the termination of the client-auditor relationship, there were no disagreements of the type described under Item 304(a)(1)(iv)(A) of Regulation S-B. The firm of Merdinger, Fruchter, Rosen & Corso, P.C. was engaged by the Board of Directors as the new certifying accountants on August 21, 2000." A letter addressed to the Securities and Exchanges Commission from the former auditor stating his agreement with the disclosures made in this filing is filed as a exhibit 16.1 thereto, and is incorporated herein by this reference

The following text is repeated from our Current Report on Form 8-k, dated May 2, 2003.

On December 18, 2002, Merdinger, Fruchter, Rosen & Company, P.C.,
(The "Former Accountants") informed the Company they have decided to cease auditing publicly traded companies and have resigned as the company's principal accountants.

The Former Accountants' reports on the financial statements for the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except modification as to uncertainty that the company will continue as a going concern. The
Company's Board of Directors has approved the resignation of the Former
Accountants.

During the last two fiscal years preceding the Former
Accountants' resignation, and for the interim period from January 1, 2002 through December 18, 2002, there were no disagreements with the Former
Accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the
Former Accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

During the last two fiscal years preceding the Former Accountants'
resignation, and for the interim period from January 1, 2002 through
December 18, 2002, there were no "reportable events" as defined by
Regulation S-K, Item 304 (a)(1)(v)(A) through (D).

On April 25, 2003 the Company engaged Mendoza Berger Company, L.L.P.
Certified Public Accountants, 5500 Trabuco Road, Suite 150, Irvine, CA,
92620, 949-387-9850, (the "New Accountants") as our principal accountants to audit our financial statements. The engagement of the new Accountants was approved by the Company's Board of Directors.

A letter from the Former Accountants addressed to the Securities and
Exchange Commission stating the Former Accountants agree with the statements made by the Company in this report has been filed as an exhibit to this report.

2

EXHIBITS

The following exhibit is furnished in accordance with the provisions of Item 601 and Regulation S-B.

Exhibit No. Description

16.1 Letter on change in certifying accountant from Merdinger, Fruchter, Rosen &
Company, P.C. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

May 2, 2003

EKNOWLEDGE GROUP, INC.

by

/s/Gary Saunders
Gary Saunders
authorized officer

3

----------------------------------------------------------------------------

EXHIBIT 16.1

LETTER ON CHANGE IN CERTIFYING ACCOUNTANT
FROM MERDINGER, FRUCHTER, ROSEN & COMPANY, P.C. CERTIFIED
PUBLIC ACCOUNTANTS

----------------------------------------------------------------------------

4

MERDINGER, FRUCHTER, ROSEN & COMPANY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
888 SEVENTH AVENUE
NEW YORK, NEW YORK 10106

May 2, 2003

Securities and Exchange Commission
450 - Fifth Street, N.W.
Washington, D.C. 20549

Re: eKnowledge Group, Inc.

Gentlemen:

We have read and agree with the representations in Item 4 of Form 8-K of
eKnowledge Group, Inc. dated May 2, 2003 relating to Merdinger, Fruchter,
Rosen & Company, P.C.

MERDINGER, FRUCHTER, ROSEN &
COMPANY, P.C.
Certified Public Accountants

New York, New York
May 2, 2003

29 PART III ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following persons are our officers and directors, to serve until the next meeting of shareholder. GARY S. SAUNDERS is the President and Chief Executive Officer of eKnowledge. Prior to starting eKnowledge, Mr. Saunders was the President of Longacre/White Patent Education ("LWPE"), a company that offers Patent Bar Review courses. He is widely credited with taking LWPE to the number one market share position in less than a year in the face of stiff competition, a mature market, and a company undergoing a name change. Mr. Saunders has produced an Online Bar Exam Review Program for Practicing Law Institute, the Nation's leading Continuing Legal Education provider. Mr. Saunders was also the Director of Operations for the Western United States for West Publishing's West Bar Review, Vice President of Bar Review Operations for American Professional Testing Services, Inc., the parent company of Barpassers bar review, and on the management team that oversaw the Sum & Substance product line, a line of supplemental study aids for law students. Prior to APTS, Mr. Saunders was the Director of GRE/GMAT/LSAT/MCAT Operations for the Western United States for Bar/bri's Professional Testing Centers, then a market leader in the field. A leading expert in both test preparation and sales and marketing to the student market, Mr. Saunders has participated in the start up of two other companies. He is a member of the State Bar of California, a graduate of Brigham Young University and University of San Diego School of Law, and is one of the principal lecturers in eKnowledge's initial Home LSAT program as well as the eTestprep.com SAT program.

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

WAYNE SAUNDERS began his career in Consumer and Commercial Finance, rising to the level of President of Universal Finance. From Finance Saunders went to Manufacturing in the Plumbing and Air Conditioning Industries leading Wright Manufacturing to the market share leader position. Saunders has successfully 30 started many businesses including, Life Insurance, Manufacturing, Equipment Rental, Commodities Investment, Oil Development, and Real Estate Development companies. Saunders is credited with starting TuneMatic, the quick auto tune up with a 6 month or 6,000 mile guarantee that he originated and sold to Andy Granatelli. Tune-up Masters continues to lead the tune up industry. Saunders is a graduate of St. Mary's with a BA in Business Administration.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2002 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year. However we have used extensions and on April 21 where noticed by NASD that the Company had not filed timely on year ended December 31, 2002, 10-KSB which this filing cures.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. As of February 20, 2003

Name and Address of Beneficial Owner Shares %
Gary S. Saunders 400 S. Ramona Corona CA 92882, 330,732
Scott Hildebrandt 400 S. Ramona Corona CA 92882, 262,560
Wayne Saunders 400 S. Ramona Corona CA 92882, 26,500

All Officers and Directors as a Group 619,792

Total Shares Issued and Outstanding on February 20, 2003 (1) 1,587,336 (1) This is the total issued and outstanding for reference only.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. None. The Remainder of this Page is Intentionally left Blank 32 ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. (A) FINANCIAL STATEMENTS.

Please see Exhibit Index following. (B) FORM 8-K REPORTS. None. (C) EXHIBIT INDEX.
Attached hereto, as Exhibit FK-00 are Audited Financial Statements, for the years ended December 31, 2001, and 2002. The following additional documentary exhibits are incorporated by reference from our last annual report, for the year ended December 31, 2001, unless otherwise indicated. -------------------------------------------------------------------------------- Exhibit Description of Exhibit (Incorporated by Reference) -------------------------------------------------------------------------------- 2.1 ARTICLES OF MERGER AND PLAN OF REORGANIZATION: Delaware to Nevada -------------------------------------------------------------------------------- 3.1 ARTICLES OF INCORPORATION -------------------------------------------------------------------------------- 3.2 RESTATED ARTICLES OF INCORPORATION -------------------------------------------------------------------------------- 3.3 BY-LAWS -------------------------------------------------------------------------------- 16.1 Letter from former Auditor (Form 8-K: dated August 28, 2000.) -------------------------------------------------------------------------------- Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

EKNOWLEDGE GROUP, INC. Dated: April, 16, 2001 /s/ Gary S. Saunders /s/Scott Hildebrandt /s/ Gary S. Saunders Scott Hildebrandt /s/Wayne Saunders Wayne Saunders 33 financial statements.

===================================================================

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

(A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. The following discussion should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our plan of operation is pursue the business plan and model described herein. eKnowledge Group, Inc., previously eTestPrep, Inc. (the acquired Company), was incorporated in the state of Nevada on June 1, 1999, for the purpose of providing educational training courses over the Internet and through other media sources. Effective April 17, 2000, Richmond Services, Inc. acquired all of the issued and outstanding common stock of the Company. For accounting purposes, this acquisition has been treated as a re-capitalization of the Company. At December 31, 2001 the Company had 500,000,000 shares authorized, with 646,540 shares of common stock issued and outstanding. We have approximately 550 shareholders currently.

(B) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We believe that the cash balance of $12,759 at December 31, 2002, is not currently sufficient to meet our anticipated cash and operating needs. We are in current discussions with potential investors and a potential merger candidate to meet these needs. We have arranged for a line of credit which is at the discretion of the lender. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity. Such a sale could result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters. We do not anticipate any contingency, upon which we would voluntarily cease filing reports with the SEC, even though we may cease to be required to do so. It is in our compelling interest to report our affairs quarterly, annually and currently, or as the case may be. This generally is to provide accessible public information to interested parties, and also specifically to maintain our qualification for the OTCBB.

(C) LIQUIDITY AND CAPITAL RESOURCES. Throughout the year 2002, we have satisfied our cash requirements primarily through sales of products and services, private placements of equity securities, and limited debt borrowings. Net cash used in operating activities was approximately $683,114 for the year ended December 31, 2002 as compared to $646,081 for the year ended December 31, 2001. The increase was due to an increase in product and service lines and the resultant increase in production related expenses. Net operating cash flows were primarily attributable to quarterly net losses, product development costs and contractor costs associated with product and business development activities. Net cash used by investing activities was $3,149, for the year ended December 31, 2002 due to the acquisition of product development equipment as compared to $3,760 for the year ended December 31, 2001. The decrease was due to less acquisition of product development equipment.

Net cash provided by financing activities was approximately $683,114.

(D) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. In 2002, eKnowledge incurred $1,813,000 in net losses. This represents a decrease from the prior year net loss of $2,378,000. This is due primarily to the increase in product and services sales and the decrease in operating expenses

NET INCOME (LOSS);REVENUES; and OPERATING EXPENSES
Net loss for the fiscal year ended December 31, 2002 was approximately $1,813,000 or $3.79 loss per share, compared to a loss of approximately $2,378,000 or $8.63 loss per share, for the fiscal year ended December 31, 2001. This decrease over the previous year was primarily the result of the company realizing more revenues and less operating expenses than the prior year. Revenues for year ended December 31, 2002 were $459,622 compared to $153,809 for year ending December 31, 2001. This increase in revenue is due to the penetration into the e-learning market and greater sales of our products and services. The net loss for 2002 was also less than 2001 due to decreased Operating Expenses where for the fiscal year ended December 31, 2002 the Operating Expenses where approximately, $2,024,600 compared to fiscal year ended December 31, 2001 Operating Expenses of approximately $2,420,600. Decrease in operating expenses were due to personnel cuts and production cost savings.

LIQUIDITY AND CAPITAL RESOURCES. We had a cash balance of $12,759 as of December 31, 2002 and $22,744 as of December 31, 2001. As previously discussed, we believe that the cash balance of $12,759, makes it necessary to raise additional funds to meet our anticipated cash and operating needs. We are in current discussions with various potential investors and a merger candidate. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity. Such a sale could result in additional dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. There can be no assurance that you we be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders, Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

OVERVIEW

EKNOWLEDGE IS A PROVIDER OF E-LEARNING PRODUCTS, SERVICES, AND JOINT VENTURES delivering interactive multimedia training and education programs over the Internet or on CD-ROM. The company utilizes cutting edge technology by incorporating streaming video into many eKnowledge designed programs.

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

eKnowledge custom designs programs featuring video-streaming, eKnowledge handles all aspects of development, which the client requires, from video production through hosting of the final product. eKnowledge delivers effective video or audio based solutions to all users, regardless of their Internet connection speed. eKnowledge programs effectively supplement or replace existing live training, while offering the organization with the ability to track user participation and performance. eKnowledge has developed a Learning Management System that can be modified to a client’s needs.

THE EKNOWLEDGE JOINT VENTURES consist of eKnowledge's participation of an investment of time and material for an equity position in an e-learning venture. Factors to be considered for Joint Ventures are: Strong Distribution Channel; Unique Offering; Market Demand; Favorable Gross Margins; Barriers to Entry; Quality Management; Well Funded, etc.

EKNOWLEDGE PRODUCTS:

PUBLIC SECTOR TRAINING (FORMERLY GOVERNMENT ESSENTIALS TRAINING)

Launched in September, 2001, the Public Sector Training provides CD-Rom and online training programs designed specifically for local government and other public sector employees. The first 9 programs being developed and marketed are Employee Harassment Prevention, Manager Harassment Prevention, Employee Workplace Violence Prevention, Manager Workplace Violence Prevention, Acceptable Use of the Internet, Driver Safety, Blood borne Pathogens, Customer Service and Computer Skills.

The Public Sector Training program is unique as the public sector clients offer considerable input into the course content, design, and features. This ensures that clients are receiving programs that address their objectives.

A partial list of the existing public sector entities utilizing Public Sector Training:

ARIZONA - Avondale, Chino Valley, Glendale, Litchfield Park, Prescott, Prescott Valley, Yavapai County

CALIFORNIA – Alameda, Anaheim, Belmont, Bellflower, Brisbane, Buena Park, Burbank, Burlingame, Carlsbad, Carpinteria, Cathedral, Chino, Chino Hills, Chula Vista, Corona, Coronado, Covina, Culver, El Cajon, Foster, Fullerton, Galt, Garden Grove, Half Moon Bay, Hermosa, Imperial Beach, Kings County, La Mesa, La Mirada, La Verne, Lakewood, Merced County, Milbrae, Monrovia, Montebello, Moreno Valley, Newport Beach, National City, Norwalk, Oakland, Oceanside, Redlands, Redwood City, Riverside, Roseville, San Bernardino, San Dimas, San Mateo, Santa Fe Springs, Santa Rosa, Sonoma County, SO San Francisco, Stockton, Temecula, Temple City, Torrance, Valecitos Water district, Visalia, West Sacramento, Whittier

COLORADO – Lakewood, Englewood

GEORGIA - Alpharetta, Dekalb County, Fayetteville, Fayette County, Gainesville, Rome

IDAHO – Idaho State Department of HR, Association of Idaho Cities, Albion, American Falls , Ammon, Arco, Arimo, Athol, Ashton , Bancroft, Basalt, Blackfoot, Bliss, Boise, Bonners Ferry, Bovill, Buhl, Burley, Bellevue, Cascade, Donnelly, Island park, Dayton, Dover, Rexburg, Idaho City, Star, St. Antony, Wendell, Kina, Nampa, Pocatello, Casteloford, Culdesac, Eagle, Bloomington, Placerville, Reubens, Salmon, Lewiston, Carey, Aberdeen, Wallace, Wardner, Weippe, Weiser, Weston, Wilder, White Bird, Winchester, Dubois, Worley, Oakley, Franklin, Downey, Menan, Sandpoint, Shelley, Shoshone, Smelterville, Soda Springs, Spirit lake, St. Charles, tensed, St. Maries, Stites, Sugar City, Sun Valley, Mud Lake, Teton, Tetonia, Troy, Twin Falls, Ucon, Victor, Post Falls, Potlatch, Preston, Hayden, Rathdrum, Richfield, Rigby, Riggins, Ririe, Rockland, Rupert, Roberts, Kamiah, Kellogg, Kendrick, Ketchum, New Plymouth, Newdale, Nezperce, Notus, Oldtown, Orofino, Osburn, Paris, Parker, Parma, Paul, Payette, Peck, Pierce, Pinehurst, Plummer, Ponderay, Hauser, Kimberly, Kooskia, Lapwai, Lava Hot Springs, Leadore, Stanley, Lewisville, Mackay, Malad, Marsing, McCammon, Melba, Middleton, Meridian, Midvale, Minidoka, Montpelier, Moscow, Mountain Home, Murtaught, Moyie Springs, Mullan, Caldwell, Challis, Clark Fork, Chubbuck, Clifton, Fernan Lake, Coeur d’Arlene, Mccal, Council, Cottonwood, Craigmont, Dalton Gardens, Deary, Declo, Dietrich, Driggs, East Hope, Eden, Elk River, Emmett, Fairfield, Ferdinand, Filer, Firth, Fruitland, Garden City, Crouch, Genesee, Georgetown, Gooding, Grace, Grangeville, Grand View, Hagerman, Hailey, Hansen, Harrison, Hazelton, Hayden, Hayden Lake, Heyburn, Hollister, Homedale, Hope, Horseshoe Bend, Glenns Ferry, Idaho Falls, Inkom, Irwin, Iona, Jerome, Juliaetta.

KANSAS – Overland Park, Shawnee, Lenexa, Olathe, Miami County, Leavenworth, Unified Government

KENTUCKY –Covington

MISSOURI – Belton, Blue Springs, Bolivar, Clay County, Gladstone, Grandview, Independence, Jackson County, Liberty, Mid America Regional Council, Overland Park, Shawnee, North Kansas City

NEVADA - Boulder - Caliente - Carlin – Clark County - Elko - Ely – Fallon – Fernley – Gardnerville - Gardnerville Ranchos - Henderson – Incline Village - Indian Hills – Las Vegas - Lovelock – Mesquite – Nevada League of Cities - North Las Vegas - Perhump – Reno – Sparks - Spring Creek - Wells - W. Wendover - Winnemucca - Yerington

OHIO –Dublin

OREGON - Clackamas County, Gresham, League of Oregon Cities, Metro District, Milwaukie, Multnomah County

TEXAS – Bastrop, Dallas, Denton County, Grapevine, Highland , Lewisville, Lake Worth, Pfluguerville, University Health Sys., City of Denton

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

WASHINGTON – King County, Clark County, Association of Washington Cities, Airway Heights, Algona, Asotin, Battle Ground, Benton City, Black Diamond, Blaine, Bonney Lake, Brewster, Bridgeport, Brier, Buckley, Burien, Burlington, Carnation, Cashmere, Castle Rock, Chehalis, Chelan, Cheney, Chewelah, Clarkston, Cle Elum, Clyde Hill, Colfax, College Place, Colville, Concrete, Connell, Cosmopolis, Coulee Dam, Coupeville, Covington, Davenport, Dayton, Deer Park, DuPont, Duvall, East Wenatchee, Eatonville, Edgewood, Elma, Entiat, Ephrata, Everson, Ferndale, Fife, Fircrest, Forks, Friday Harbor, Gig Harbor, Gold Bar, Goldendale, Grand Coulee, Grandview, Granger, Granite Falls, Ilwaco, Kalama, Kelso, Kenmore, Kettle Falls, La Center, La Conner, Lake Forest Park, Lake Stevens, Lakewood, Langley, Leavenworth, Long Beach, Lynden, Mabton, Maple Valley, Mattawa, McCleary, Medical Lake, Medina, Mill Creek, Millwood, Milton, Monroe, Montesano, Morton, Mossyrock, Moxee, Mukilteo, Napavine, Newcastle, Newport, Nooksack, Normandy Park, North Bend, North Bonneville, Oakville, Ocean Shores, Odessa, Okanogan, Omak, Oroville, Orting, Othello, Pacific, Palouse, Pe Ell, Pomeroy, Port Orchard, Port Townsend, Poulsbo, Prosser, Quincy, Rainier, Raymond, Reardan, Republic, Ridgefield, Ritzville, Roslyn, Roy, Royal City, Ruston, Sammamish, Sedro-Woolley, Selah, Sequim, Snohomish, Snoqualmie, Soap Lake, South Bend, Stanwood, Steilacoom, Stevenson, Sultan, Sumas, Tekoa, Tenino, Tieton, Toledo, Tonasket, Toppenish, Union Gap, University Place, Vader, Vancouver, Waitsburg, Wapato, Warden, Washougal, Waterville, West Richland, Westport, White Salmon, Wilbur, Winlock, Winthrop, Woodinville, Woodland, Yelm, Zillah, Washington State Transit Insurance Pool, Ben Franklin Transit, Clallam Transit, Community Transit, Grays Harbor Transit, Intercity Transit, Island Transit, Jefferson Transit, Kitsap Transit, LINK, Pacific Transit, Mason Transit, SKAT, Whatcom Transit, Grays Harbor Transit, Pierce Transit, C-TRAN, WSTIP Twin Transit

Marketing expansion began in the Third Quarter 2002 by the addition of a sales person dedicated solely to Public Sector Training. Unfortunately the additional salesperson did not meet the goals and a mutual decision was made where he resigned. Efforts are underway to increase the Public Sector Training sales through existing personnel and the utilization of independent sales representatives.

Four of the Nine titles have been released in beta format. Five titles remain to be developed. Feedback on the released titles has been positive.

SAFE SCHOOLS SERIES
Launched in September, 2001, eKnowledge owns the intellectual property to a series of planned products entitled, "The Safe School Series." This series is being developed to include 4 - 6 titles. The Safe School Series intent is to teach students appropriate conduct, involve parents in the process to increase accountability, and shield schools from legal liability by documenting student participation.

The first in the series, "Acceptable Use Policy" (AUP) or "The Internet Driver's License" was launched in September, 2001.

The series is being marketed and distributed through a distribution agreement the company has entered into with Education World. Education World currently provides products and services to school districts nationwide. Their website is www.educationworld.com

To date no significant revenue has been generated from AUP. The other contemplated titles of The Safe School Series are not planned on being developed until a distribution channel is arranged for that justifies their development, and the realization of the funding required to develop.

TEST PREPARATION
eKnowledge owns the intellectual property to 6 full service test preparation courses and multiple supplemental test preparation courses: SAT (2,000,000 annual takers), ACT (1,000,000) , LSAT (100,000), GMAT (270,000), GRE (400,000), TOEIC (2,000,000). These courses are high quality programs similar to a "live seminar" yet intended to be delivered over the Internet via video streaming or upon CD-ROM.

Currently the LSAT (Law School Admissions Test) program is the only course fully developed and generating revenues.

On August 3, 2001 eKnowledge Group, Inc. signed an exclusive distribution contract for the eKnowledge HOME LSAT Program with the law fraternity, Phi Alpha Delta. The Phi Alpha Delta pre-law organization is the largest pre-law organization in the U.S. To date this distribution arrangement has not generated significant sales revenue.

eKnowledge Group, Inc. has been approached to license or sell the test prep content and will entertain such offers as the test prep product or intellectual property is not the focus of the company.

EKNOWLEDGE SERVICES:
In Quarter 3, 2002 the company entered into an agreement with Mazda to produce Mazda Full Circle Service Training upon CD-ROM’s for their North American Operations, for 700 dealerships nationwide. The product was finished in Quarter 1, 2003 and led to the awarding of a second contract for e-learning services to be produced for Mazda.

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

A sample of U.S. agency customers include the Department of Defense, the National Security Administration, Department of Labor, Department of Energy, Marine Corps, Army, Department of Justice, Department of State and the Federal Aviation Administration. Commercial customers include IBM, Remax, SRA, DynCorp, and more. The ID website is www.intelligent.net

To date no revenue has been generated from this alliance.

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

Prevention Point is a Joint Venture between eKnowledge and FPHR, the consulting arm of Fisher & Phillips, a large and prestigious labor law firm established in 1943. Additionally, Prevention Point will be marketed to the thousands of clients of Fisher & Phillips.

In addition to the revenues that will be derived from the Company's ownership interest of Prevention Point - the Company will derive the benefits of the relationships the Fisher & Phillips attorneys have with their clients in acquiring more and substantial e-learning work for eKnowledge.

Prevention Point sales projections for year one of Prevention Point (2002), would have made eKnowledge Group, Inc. cash-flow positive by the end of Quarter 2, 2002. While Prevention Point missed these projections, the entity has made sales and Prevention Point management has stated to eKnowledge management that they believe Prevention Point will achieve their sales projections, albeit behind schedule.

In early Quarter 4, 2002, Prevention Point restructured management to re-focus on attaining profitable revenues.

In early Quarter 1, 2003, Prevention Point contracted with eKnowledge Group, Inc. to re-purpose the Prevention Point training courses for CD-ROM delivery to supplement and act as an alternative to the current online delivery for Prevention Point clients that are uncomfortable with Internet delivery due to bandwidth or configuration issues.

FOUNDATION E-LEARNING WORK
The company entered into a joint venture agreement with the We The People organization and produced a website and a pay-per-view webcast for February 27 - 28, 2002. Additionally, the Company secured the rights to fulfill and receive a commission upon orders of the webcast for future delivery and sales upon electronic transcript, CD-ROM, and video. The webcast and resultant products may be purchased from www.givemeliberty.org or www.bostonteapartyii.com

E-BOOK
In March 2002, the company entered into a 50/50 joint venture with The Free and Clear Foundation of America, Inc. to build an e-commerce site that markets and sells an e-book on how to get out of debt.

Effective March 31, 2003 the company and The Free and Clear Foundation of America, Inc. terminated the joint venture agreement and eKnowledge Group, Inc. was released of any obligations to perform any further work for The Free and Clear Foundation of America, Inc.

REGISTERED MANAGER TRAINING (UNITED KINGDOM)
The company owns 30% of this program which will equip nursing home managers in the UK with the tools to prepare and document compliance with new government regulations. This product surpasses anything currently available in the UK. It is being developed with a consortium of 3 of the UK's most reputable healthcare organizations: Pavilion Publishing, a leading UK publishing company which offers publications, training, conference; ARC, a healthcare associations, which offers education, training, conference, networking and other services to its members; and City and Guilds Affinity, the UK's largest healthcare accrediting organization. Currently the first module has been developed and is being beta tested in the United Kingdom.

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

To grow revenue and shareholder value, the company must invest in infrastructure growth, intellectual property development, and continued marketing, among other things. As a result, the company expects to continue to incur annual operating losses through much or all of 2003.

POTENTIAL FUNDING ANALYSIS

The company has been funded through sales of product and services and outside equity investments.

On April 22, 2001, eKnowledge entered into an executed agreement with H. Pester of German concern ICCF, whereby an equity investment of $5,000,000.00 US was to be infused in June of 2001. An extension was requested by Pester and granted by eKnowledge. To date Pester has not fulfilled his equity investment commitment but maintains he will honor his contract. Management does not believe Pester has the funds to honor his contract and very likely will not be fulfilled.

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

In May, 2002 the company received a non-binding letter of intent to a merger with International SynerG Communications USA Corporation, a wholly owned subsidiary of SynerG Communications, Ltd. In the letter SynerG offered to pay a total consideration composed of a stock exchange for eKnowledge based on a valuation of $0.25 per share. EKnowledge management has been in ongoing due diligence and negotiations with SynerG. On July 11, a majority of shareholders voted to increase the authorized shares of eKnowledge to 550,000,000 and to allow for the creation of preferred shares to facilitate the SynerG merger or, in the event of no completed merger, to facilitate the necessary operational funding for eKnowledge. The eKnowledge Board of Directors presented SynerG with a budget and capital requirements necessary to go forward with a merger, agreements for management and staff for a smooth transition, and breakup fees.

As recently as Quarter 3, 2002 SynerG voiced interest to complete the merger. However, the company learned that SynerG was unable to raise sufficient funds to fulfill the merger.

The eKnowledge Board of Directors thus decided to entertain other merger and acquisition offers.

In October 2002 the company entered into a Merger Term Sheet with American Affinity Partners, Inc. (AAP) AAP is a provider of software solutions and services to human resource departments in various vertical markets servicing such industries as auto, diesel repair, aircraft repair and maintenance and related industries. AAP has a suite of solutions and proprietary delivery mechanisms for its benefit programs including products specifically tailored for the PEO industry. The AAP website is www.americanaffinitypartners.com .

At this point in the company’s growth the merger is attractive to the company as AAP is positioned to leverage their client base and industry to grow Prevention Point to its potential and AAP is profitable. AAP arranged for a pre-merger line of credit for the company through The Amara Group. The line of credit is at the discretion of The Amara Group.

At the close of 2002 the company was not profitable and faced with finding the funding to finish multiple projects in the form of Public Sector Training, Pavilion, Mazda and other smaller e-learning projects, to work towards due diligence and the evaluation of merging with AAP, and exploring ways to restructure and clean up the balance sheet and improve the viability and value of the company.

On April 1, 2003 the company entered into a revised merger term sheet with AAP that arranged for pre-closing financing and the spin-off of assets and related liabilities and personnel considered non-core to the post-merger company. Restructuring began immediately and an Asset and Liability Transfer Agreement (the spin-off) was entered into contingent upon the merger of eKnowledge Group, Inc. and American Affinity Partners, Inc.

On April 9, 2003 the company entered into an extensive management advisory services agreement with The Amara Group, Inc. ("Amara"). Under the terms of the agreement, Amara shall oversee and advise on the restructuring and recapitalization of the company including integration of the merger with American Affinity Partners, Inc. Amara shall have full operating control of eKnowledge during the term of the agreement. The agreement is contingent upon the merger of eKnowledge Group, Inc. and American Affinity Partners, Inc.
As part of Amara's engagement, Amara secured a new auditor for eKnowledge and is assisting in the completion of all necessary SEC filings as appropriate, subject to the cooperation of existing eKnowledge executives, accounting advisors and exiting auditing firm.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

/s/ Gary S. Saunders                                                                                   /s/Scott Hildebrandt
Gary S. Saunders                                                                       Scott Hildebrandt

/s/Wayne Saunders
Wayne Saunders

eKNOWLEDGE GROUP, INC.
AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

F - 1

F - 2

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of
eKnowledge Group, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of eKnowledge Group, Inc. and Subsidiary (a Nevada Corporation) as of December 31, 2002, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of eKnowledge Group, Inc. and Subsidiary as of December 31, 2001 were audited by other auditors, whose report dated February 15, 2002, on those consolidated financial statements, included an explanatory paragraph that described the Company’s recurring losses and limited capital resources that raise substantial doubt about its ability to continue as a going concern as discussed in Note 10 to the consolidated financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eKnowledge Group, Inc. and Subsidiary as of December 31, 2002, and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mendoza Berger & Company, LLP.

May 12, 2003
Irvine, CA

F - 3

eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

ASSETS

	2002	2001
Current assets: Cash Accounts receivable Supplies inventory	$12,759 1,513 3,882	$22,744 1,950 2,962

Total current assets	18,154	27,656

Property and equipment, less accumulated depreciation of $37,227 and $20,593 Intangible assets, net of accumulated amortization of $88,262 and $52,760 Deposits	45,577 18,243 -	59,062 53,745 7,637

Total assets	$81,974	$148,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities: Accounts payable and accrued liabilities Accrued compensation Accrued payroll tax assessment Accrued interest Notes payable Advances from shareholders Deposits payable	$216,781 680,852 220,335 29,140 457,403 517,162 1,200	$264,171 738,351 - - 52,500 517,162 1,200

Total current liabilities	2,122,873	1,573,384

Long term liabilities: Loan payable – shareholder Other liabilities	- 2,701	13,000 2,701

Total liabilities	2,125,574	1,589,085

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares
authorized; no shares issued and outstanding
Common stock, $0.001 par value; 500,000,000
shares authorized; 646,540 and 313,614 shares issued and
outstanding at December 31, 2002 and 2001, respectively
Additional paid-in capital
Accumulated deficit
	- - 647 3,297,504 (5,341,751)	- - 314 2,087,404 (3,528,703)

Total stockholders’ deficit	(2,043,600)	(1,440,985)

Total liabilities and stockholders’ deficit	$81,974	$148,100

The accompanying notes are an integral part of these financial statements.

F - 4

eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
Revenues	$459,622	$153,809
Operating expenses	2,024,583	2,420,611

Loss before other income and provision for income taxes Payroll tax assessment Interest expense Finance cost Interest income Other income	(1,564,961) (220,335) (29,140) - 88 1,300	(2,266,802) - (50,486) (64,843) 92 4,070

Loss before provision for income taxes Provision for income taxes	(1,813,048) -	(2,377,969) -

Net loss	$(1,813,048)	$(2,377,969)

Loss per share, basic and diluted	$(3.79)	$(8.63)

Weighted average shares outstanding	477,997	275,701

The accompanying notes are an integral part of these financial statements.

F - 5

eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity

Balance at December 31, 2000	195,555	$196	$934,122	$(1,150,734)	$(216,416)

Sale of shares for cash	51,203	51	241,819	-	241,870
Shares issued for services	55,556	56	751,231	-	751,287
Shares issued for expense	2,500	2	44,998	-	45,000
Shares issued for interest	8,800	9	50,391	-	50,400
Finance cost attributed to shares sold below market	-	-	64,843	-	64,843

Net loss	-	-	-	(2,377,969)	(2,377,969)

Balance at December 31, 2001	313,614	314	2,087,404	(3,528,703)	(1,440,985)

Sale of shares for cash Shares issued for services Net loss	100,324 232,602 -	100 233 -	284,275 925,825 -	- - (1,813,048)	284,375 926,058 (1,813,048)

Balance at December 31, 2002	646,540	$647	3,297,504	$(5,341,751)	$(2,043,600)

The accompanying notes are an integral part of these financial statements.

F - 6

eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

Cash flows from operating activities:
Net loss
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization
Shares issued for services
Expenses paid with stock
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable
Supplies inventory
Employee receivables
Prepaid expenses
Deposits
Increase (decrease) in liabilities:
Accounts payable
Accrued expenses
Accrued payroll taxes, penalties and interest
Accrued interest
Deferred liabilities
	$(1,813,048) 52,136 926,058 - 437 (920) - - 7,637 (52,390) (52,499) 220,335 29,140 -	$(2,377,969) 52,728 751,287 160,243 (1,950) 6,638 3,293 788 - 110,693 645,353 - - 2,815

Net cash used in operating activities	(683,114)	(646,081)
Cash flows from investing activities: Acquisition of property and equipment	(3,149)	(3,760)
Net cash used by investing activities	(3,149)	(3,760)

Cash flows from financing activities: Net proceeds from sale of common stock Advances from shareholders Proceeds from notes payable	284,375 - 391,903	241,870 360,167 45,000

Net cash provided by financing activities	676,278	647,037

Net decrease in cash Cash, beginning of year	(9,985) 22,744	(2,804) 25,548

Cash, end of year	$12,759	$22,744

Supplemental cash flow information: Cash paid during the year for: Interest	$-	$86

The accompanying notes are an integral part of these financial statements.

F - 7

eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2002 AND 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

eKnowledge Group, Inc. (the “Company”) provides educational training courses over the internet and through other media sources. The Company was incorporated in the State of Nevada on June 1, 1999 and conducts its operations from facilities located in Corona, California.

   Principles of Consolidation

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

Revenue and Expense Recognition

Revenues are recognized from the sale of course publications as products are shipped. Other revenues are recognized when earned or over the service period. Cost of sales includes the costs of production and development of related course materials. Such costs include professional consultation, printing, copying, and related promotional materials and costs.

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses, advances from shareholders and notes payable approximate fair value due to the relatively short maturity of these instruments.

F - 8

eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2002 AND 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at historical cost. Repair and maintenance costs are charged against income as incurred, while renewals and betterments are capitalized as additions to the related assets. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, primarily on a straight-line basis. The estimated service lives of property and equipment used in determining depreciation are three to seven years.

Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed and any resulting gain or loss is credited or charged to operations.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. No adjustments to long-lived assets have been made during the years ended December 31, 2002 and 2001, respectively.

Supplies Inventory

Supplies inventory consists of brochures, posters, banners, t-shirts, handouts, audiotapes, and other related materials that are provided to customers who purchase the products. Inventory is valued at the lower of cost or market. Cost of supplies of inventory is determined using the first-in, first-out (“FIFO”) method.

F - 9

eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2002 AND 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

The costs of intangible assets are being amortized over a period of three years.

Should events or circumstances occur subsequent to the acquisition of intangibles which bring into question the realizable value or impairment of the related intangible asset, the Company will evaluate the remaining useful life and balance of the intangible asset and make adjustments, if required. The Company’s principal consideration in determining an impairment includes the strategic benefit to the Company of the particular asset as measured by undiscounted current and expected future operating income of that specified group of assets and expected undiscounted future cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds the fair value of that intangible asset as determined by valuation techniques available under the circumstances. No adjustments for impairment have been made to the intangible assets for the years ended December 31, 2002 and 2001, respectively.

Advertising

The Company expenses advertising costs as they are incurred. Advertising expense for the period ending December 31, 2002 and 2001 was $4,449 and $1,745, respectively.

Income Taxes

Income taxes are provided for based on the liability method of accounting pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases.

Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share”, which requires presentation of basic earnings per share (“BEPS”) and diluted earnings per share (“DEPS”). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding shares during the period. DEPS gives effect to all dilutive potential common shares during the period.

The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. At December 31, 2002 and 2001, the Company had no potentially dilutive securities outstanding.

F - 10

eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2002 AND 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company has adopted only the disclosure provisions of SFAS No. 123, “Stock Based Compensation”, for equity instruments issued to employees. The Company applies all of the provisions of SFAS No. 123 to equity instruments issued to persons other than employees.

   Reclassifications

Certain reclassifications have been made to the 2001 consolidated financial statement presentation to correspond to the current year’s format.

2.   PROPERTY AND EQUIPMENT

Property and equipment is summarized at December 31, are as follows:

	2002	2001
Furniture and equipment Software Improvements	$70,010 10,713 2,081	$70,010 7,564 2,081

Less: accumulated depreciation	82,804 37,227	79,655 20,593

Net book value	$45,577	$59,062

Depreciation expense recorded in the statement of operations for the years ended December 31, 2002 and 2001 was $16,634 and $12,123, respectively.

3.   INTANGIBLE ASSETS

The Company’s intangible assets include all intellectual property, including course names, mailing lists, contracts and licenses for Home Education, Home LSAT, the World Wide Web address of Home-LSAT.com, eCorpED.com, eAfterschool.com, eLifeEd.com, eClassicNotes.com, and eCollegeNotes.com. A license from the Law School Admissions Council, Inc. has been obtained for the use of prior test questions.

F - 11

eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2002 AND 2001

3.   INTANGIBLE ASSETS (Continued)

Additionally, the Company’s intangible assets include the intellectual property rights associated with the trademark “eKnowledge”. This includes all rights, interests and title to the name “eKnowledge” which has been registered with the U.S. Patent and Trademark Office.

In August 2000, the Company purchased the domain name and mark “eKnowledge.com” for $25,000 in cash and an option to purchase 32,500 shares of the Company’s common stock, exercisable at $0.01 per share at any time beginning May 1, 2001 for a term of four years from May 1, 2001. These options have been valued at $64,675 using the Black Sholes option pricing model with the following assumptions: risk-free interest rate of 5.5%; volatility of 42%; expected dividend rate of 0%; expected life of 4.75 years. The fair value of the options has been added to the cost, for an aggregate amount of $89,675. The purchase gives the Company all rights, title and interest in the trademark “eKnowledge” as registered and maintained by the U.S. Patent and Trademark Office. The options were exercised during 2001.

Amortization expense of intangibles included in the statements of operations for the periods ended December 31, 2002 and 2001 was $35,502 and $36,344, respectively.

F -12

eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2002 AND 2001

4.    NOTES PAYABLE

Notes payable consisted of the following at December 31,

	2002	2001
In connection with the proposed merger as disclosed in Note 11, the Company has up to $250,000 in senior secured notes available subject to certain terms and conditions. Senior secured notes, 12.5% per annum, payable monthly, due on demand with warrants to receive $1.25 in common stock for each $1.00 advanced by the lender. Secured by substantially all the assets of the Company and subject to certain covenants.	$25,000	$-
Promissory notes due to stockholders, interest at prime plus 2%, due December 31, 2002	424,903	45,000
Promissory note, interest at 5%, due on demand	7,500	7,500

Total	$457,403	$52,500

5.   ADVANCES FROM SHAREHOLDERS

During 2001, the Company received advances from 3 shareholders aggregating $ 517,162. These advances bear no interest and are repayable upon demand.

6.    CAPITAL STOCK

The Company has entered into various agreements with third parties to market shares of its common stock and to obtain financing. In connection with these agreements, the Company has issued a total of 68,113 and 78,943 shares in the names of itself and the investment bankers as of December 31, 2002 and 2001, respectively. The shares are either to be held as collateral or sold to investors. As of December 31, 2002 and 2001, these shares are not reflected as issued and outstanding in the financial statements.

F - 13

eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2002 AND 2001

6.    CAPITAL STOCK (Continued)

Stock Incentive Plan

In 2001 the Company under the direction of the Board of Directors, has periodically authorized the issuance of certain free trading stock as incentives for officers, employees, and certain non-employees. The Company registered 912,953 and 31,380 shares of common stock for issuance under the plan during the years ended December 31, 2002 and 2001, respectively. In January of 2003, the Company registered another 2,500,000 shares under the plan. The Company issued _______ and ________ during the years ended December 31, 2002 and 2001, respectively.

Conversion of Accrued Compensation

In January 2003, 529,269 shares of common stock were exchanged for $105,854 in accrued compensation for employees and officers of the Company.

7.   INCOME TAXES

The components of the provision for income taxes are as follows for the ended December 31:

	2002		2001
Current tax expense: Federal State	$	- -	$	- -

		-		-

Deferred tax expense: Federal State		- -		- -

		$-		$-

F - 14

eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2002 AND 2001

7.   INCOME TAXES (Continued)

The reconciliation of the effective income tax rate to the Federal statutory rate for the years ended December 31, are as follows:

	2002		2001
Federal income tax rate Effect of valuation allowance	(39.8) 39.8	% %	(34.0) 34.0	% %

Effective income tax rate	0.0%		0.0%

At December 31, 2002, the Company had net carry-forward losses of approximately $5,018,000. Because of the current uncertainty of realizing the benefit of the tax carry-forwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry-forwards depends predominantly upon the Company's ability to generate taxable income during the carry-forward period.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, are as follows:

	2002	2001
Deferred tax assets: Loss carry-forwards Less: valuation allowance	$2,000,000 (2,000,000)	$1,178,000 (1,178,000)

Net deferred tax assets	$-	$-

   Net operating loss carry-forwards expire in 2019 through 2022.

8.   NON-CASH FINANCIAL ACTIVITIES

During the years ended December 31, 2002 and 2001, the Company had the following non-cash activities:

  The Company issued 232,602 and 55,556 shares of common stock, valued at $926,058 and $751,287, respectively, for services.

  The Company issued 11,300 shares of common stock, valued at $95,400 as payment for interest and other expenses in 2001.

F - 15

eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2002 AND 2001

9.   COMMITMENTS AND CONTINGENCIES

The Company conducts its operations in facilities occupied pursuant to a lease expiring in January 2004. Future minimum lease payments are as follows:

For the years ended 2003 2004	$23,852 2,016

$25,868

Rent expense included in the statement of operations for the years ended December 31, 2002 and 2001 is $30,823 and $38,577, respectively.

The Company received a notice of assessment from the State of California, Employment Development Department in the amount of $220,335 as a result of an audit that the department conducted. The department claims that the Company owes additional taxes, interest and penalties for wages paid during the audit period. The Company filed a Petition for Reassessment and is waiting for a hearing. The above amount has been accrued in the accompanying consolidated financial statements at December 31, 2002 and is included in accrued payroll tax assessment.

The Company received an order from the Labor Commissioner of California to pay a former employee a total of $27,064 in wages, interest and penalties. The total amount has been included in accrued compensation in the accompanying consolidated financial statements.

The Company is in a dispute with a former landlord. The matter is expected to be settled and the Company will forfeit the lease deposit in accordance with the settlement agreement. The related deposit has been written off in the accompanying financial statements.

The Company is negotiating royalty fees related to 2002 operations. Management has estimated that the Company will be obligated to pay between $5,000 and $20,000 in such fees when negotiations are completed. An associated $5,000 liability has been recorded and included in the accompanying consolidated financial statements.

F - 16

eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2002 AND 2001

10.   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Since inception, the Company has incurred operating losses of $5,341,751 through December 31, 2002. Successful completion of the Company’s transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development and marketing activities and achieving a level of revenues adequate to support the Company’s cost structure. Management is continuing to pursue financing and investing opportunities.

11.   PROPOSED MERGER

In October 2002, the Company entered into a proposed merger term sheet with a private corporation. The merger will be a stock for stock transaction and is expected to take place in the second quarter of 2003.

In April 2003, the company entered into a revised merger term sheet that arranged for pre-closing financing and the spin-off of assets and related liabilities and personnel considered non-core to the post-merger company. An Asset and Liability Transfer Agreement was entered into contingent upon the merger of eKnowledge Group, Inc. and the private corporation.

As of December 31, 2002, the Company had received $25,000 in related financing. This balance is included in notes payable in the accompanying consolidated financial statements at December 31, 2002.

12.   SUBSEQUENT EVENTS

Reverse Stock Split

On January 31, 2003, the stockholders of the Company approved a reverse stock split of the Company’s Common Stock at a ratio of 1 for 100. The effective date of the reverse stock split was February 20, 2003. The reverse stock split affected all shares of common stock, the exercise price of, and the underlying number of shares for stock options and common stock warrants of the Company outstanding immediately prior to the effective date of the reverse stock split. All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts for December 31, 2002 and 2001 and the years then ended have been restated to reflect the reverse stock split.

F - 17

eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2002 AND 2001

12.   SUBSEQUENT EVENTS (Continued)

   Management Agreement

In April 2003, the Company entered into a management services agreement for administrative, management support, commercial development, marketing research and technical services at a monthly retainer fee of $10,000 to $15,000 per month plus other compensation based on the specific services provided. The term of the agreement is 18 months plus a one year renewal.

Consulting Agreement

In February 2003, the Company entered into an agreement for public relations services in exchange for a convertible note, with a face value of $125,000 convertible into common shares of the Company and 125,000 warrants to purchase common stock with a 5 year life from execution of this agreement at an exercise price of $0.004 per share. The consulting agreement has a six month term.

F - 18

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CHIEF OPERATING OFFICER

In connection with the Annual Report of eKNowledge Group, Inc. corporation
(the "Company"), on 10KSB for the December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, , Chief Operating Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gary S. Saunders
Gary Saunders President & Treasurer
5/20/03

Exhibit 99.1

Section 302 Certification

CERTIFICATIONS Pursuant to Section 302

I, Gary Saunders, certify that:

1. I have reviewed this annual report on Form 10KSB of eKnowledge Group, Inc] ;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/Gary S. Saunders
Gary S. Saunders
President / Director / Secretary