Form 10KSB/A
period 2002-12-31
EKNOWLEDGE GROUP INC
filed 2003-05-22
CIK 1045284

FORM 10-KSB/A

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ANNUAL REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

for the year ended December 31, 2002

Commission File Number: 000-29183

eKnowledge Group, Inc
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

Yes  ☒    No  ☐ (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

☐ (Indicate by check mark whether if disclosure of delinquent filers (Sec. 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of December 31, 2002, the aggregate number of shares was 71,465,204, the  market value of shares outstanding of the Registrant's Common Stock was $142,930 based upon the closing market price at December 31, 2002 the aggregate number of shares held by non-affiliates was approximately 16,000,000.

Exhibit Index is found on page

Page - 1

CONTENTS
PART I	3
Item 1. Description of Business	3
(a) Historical Information	3
(b) Our Business	3

Item 2. Description of Property	15
Item 3. Legal Proceedings	15
Item 4. Submission of Matters to a Vote of Security Holders	16

PART II
Item 5. Market for Common Equity and Stockholder Matters 24	16
(a) Market Information	16
(b) Holders	16
(c) Dividends	16
(d) Sales of Unregistered Common Stock 2000	16
Item 6. Management's Discussion and Analysis or Plan of Operation	18
(a) Plan of Operation for the next twelve months	18
(b) Cash Requirements and of Need for additional funds, twelve months	18
(c) Liquidity and Capital Resources	18
(d) Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7. Financial Statements	19
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	19

PART III	23
Item 9. Directors and Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act 30	23
Item 10. Executive Compensation	23
Item 11. Security Ownership of Certain Beneficial Owners and Management	23
Item 12. Certain Relationships and Related Transactions	24
Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	24
(a) Financial Statements	24
(b) Form 8-K Reports	24
(c) Exhibit Index	24
24

Page - 2

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

Page - 3

Issued	Pre-Split	Post-Reverse Split 2 for 3
1. June 14, 1993	510	340
2. January 3, 1997	5,100,000	3,400,000
2. January 3, 1997	(510)	(340)
3. January 15, 1997	71,850	47,900
4. September 12, 1998	300,000	200,000
5. March 10, 1999	2,100,000	1,400,000
6. Adjustment		123
7. Cancellation		(648,000)
Totals	7,571,850	4,400,000

Before Acquisition		4,400,000
8.For Acquisition		15,155,556
Total Issued and Outstanding		19,555,556

Please see Item 6 of this Part, Management's Discussion and Analysis or Plan of Operation, for more information. The activity of 2002 is detailed in Part 2, Item D.

BUSINESS OVERVIEW

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

Page - 4

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

NEVADA - Boulder - Caliente - Carlin – Clark County - Elko - Ely – Fallon – Fernley – Gardnerville - Gardnerville Ranchos - Henderson – Incline Village - Indian Hills – Las Vegas - Lovelock – Mesquite – Nevada League of Cities - North Las Vegas - Perhump – Reno – Sparks - Spring Creek - Wells - W. Wendover - Winnemucca - Yerington.

Page - 5

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

Page - 6

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

Page - 7

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

REGISTERED MANAGER TRAINING (UNITED KINGDOM)

The company owns 30% of this program which is intended to equip nursing home managers in the UK with the tools to prepare and document compliance with new government regulations. The product is being developed with a consortium of 3 of the UK's most reputable healthcare organizations: Pavilion Publishing, a leading UK publishing company which offers publications, training, conference; ARC, a healthcare associations, which offers education, training, conference, networking and other services to its members; and City and Guilds Affinity, the UK's largest healthcare accrediting organization. Currently the first module has been developed and is being beta tested in the United Kingdom.

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

Page - 8

In March of 2002 the company entered into a consulting agreement with A. G. Spencer Corporation for global strategy consulting services. A. G. Spencer brought both funding opportunities and a potential merger for the company to consider.

In May, 2002 the company received a non-binding letter of intent to a merger with International SynerG Communications USA Corporation, a wholly owned subsidiary of SynerG Communications, Ltd. In the letter SynerG offered to pay a total consideration composed of a stock exchange for eKnowledge based on a valuation of $0.25 per share. Management performed ongoing due diligence and negotiations with SynerG. On July 11, a majority of shareholders voted to increase the authorized shares of eKnowledge to 550,000,000 and to allow for the creation of preferred shares to facilitate the SynerG merger or, in the event of no completed merger, to facilitate the necessary operational funding for eKnowledge. The eKnowledge Board of Directors presented SynerG with a budget and capital requirements necessary to go forward with a merger, agreements for management and staff for a smooth transition, and breakup fees.

As recently as Quarter 3, 2002 SynerG voiced interest to complete the merger. However, the company learned that SynerG was unable to raise sufficient funds to fulfill the merger.

The Company decided to entertain other merger and acquisition offers.

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

At this point in the company’s growth the merger is attractive to the company as AAP is positioned to leverage their client base and industry to grow Prevention Point to its potential and AAP is a profitable concern. AAP arranged for a pre-merger line of credit for the company through The Amara Group. The line of credit is at the discretion of The Amara Group.

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

Page - 9

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

Page - 10

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

THE VARIABILITY AND LENGTH OF OUR SALES CYCLE FOR OUR E-LEARNING SOLUTIONS MAY MAKE OUR OPERATING RESULTS UNPREDICTABLE AND VOLATILE

. The period between our initial contact with a potential customer and the first purchase of our solution by that customer typically ranges from three to nine months, and in some cases has extended for close to two years. Because we rely on large sales for a substantial portion of our revenues, these long sales cycles can have a particularly significant effect on our financial performance in any quarter. Factors that may contribute to the variability and length of our sales cycle include: The time required to educate potential customers about the benefits of our e-learning solutions; The time it takes our potential customers to assess the value of online solutions compared to more traditional educational solutions; The time it takes our potential customers to evaluate competitive online solutions; Our potential customers' internal budget and approval processes; and The extended periods most large corporations require to make purchasing decisions. As a result of our lengthy sales cycle, we have only a limited ability to forecast the timing and size of specific sales. This, in turn, makes it more difficult to predict quarterly financial performance.

Page - 11

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

Page - 12

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

Page - 13

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

Page - 14

PROVISIONS OF OUR CHARTER DOCUMENTS AND NEVADA LAW MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT A CHANGE IN OUR CONTROL, EVEN IF THIS WOULD BE BENEFICIAL TO STOCKHOLDERS. Provisions of our amended and restated certificate of incorporation, bylaws and Nevada law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES HOLD A SUBSTANTIAL AMOUNT OF OUR STOCK making it difficult for other shareholders to effectuate control.

REPORTING UNDER THE 1934 ACT.
We have become effective as a 1934 Act Reporting Company, by registration of our common stock under section Sec. 12(g) of the Securities Exchange Act of 1934. Certain periodic reporting requirements will be applicable to us. First and foremost, a 1934 Registrant is required to file an Annual Report on Form 10-K or 10-KSB, 90 days following the end of its fiscal year. The key element of such annual filing is Audited Financial Statement prepared in accordance with standards established by the Commission. A 1934 Act Registrant also reports on the share ownership of affiliates and 5% owners, initially, currently and annually. In addition to the annual reporting, a Registrant is required to file quarterly reports on Form 10-Q or 10-QSB, containing audited or un-audited financial statements, and reporting other material events. Some events are deemed material enough to require the filing of a Current Report on Form 8-K. Any events may be reported currently, but some events, like changes or disagreements with auditors, resignation of directors, major acquisitions and other changes require aggressive current reporting. All reports are filed and become public information. The practical effects of the foregoing requirements on the criteria for selection of a target Registrant are two-fold: first, the target must have audited or auditable financial statements, and the target must complete an audit for filing promptly upon the consummation of any acquisition; and, second, that the target management must be ready, willing and able to carry forth those reporting requirements or face de-listing from the OTCBB, if listed, and delinquency and possible liability for failure to report. We have encountered no year 2001/2002 compliance issues.

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

Our partner in PreventionPoint has taken issue with three factors in our relationship with them and PreventionPoint. We have retained an attorney to assist us in the negotiations with FPHR. 1. Royalties. We have agreed in principal to pay royalties to FPHR for the use of their human resource scripts used in PreventionPoint. As we tried to use the scripts it became apparent that the scripts needed much work to make them work for the Public Sector Training space. We are in discussions with FPHR to come to a reasonable royalty. Management believes the royalty will be between $5000 - $20,000. 2. Streaming costs. FPHR believes we have overcharged them for video streaming to approximately $17,000. We have opened a dialog to explore these charges. Management believes that this assertion is without merit. 3. FPHR has stated that they believe the Company has not fulfilled our part of the operating agreement in PreventionPoint by not delivering our capital contribution of having the PreventionPoint technology work. We have agreed to give them access to the technology source code and have a 3 rd party evaluate the technology platform. Management believes this assertion is without merit.

Page - 15

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

Page - 16

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

For the Form S-8 shares registered February 1, June 3, and August 12, 2002, the company issued 19,423,106 of these shares for the year ended December 31, 2002.

On January 31, 2003, the Company registered 250,000,000 shares in a Form S-8 registration statement. The stock will be used to provide compensation to employees, consultants, contractors, and directors of the Company for services rendered or to be rendered for the benefit of the Company. Employees are compensated with stock through an Employee Stock Incentive Plan incorporated into the Form S-8 registration statement. The common stock is not subject to any restrictions on transferability.

For the Form S-8 shares registered February 1, June 3, and August 12, 2002, and for the form S-8 shares registered January 31, 2003, the company issued 34,600,000 of these shares in 2003 prior to the February 20, 2003 Split. And issued 750,000 of these shares post the February 20, 2003 Split through May 20, 2003.

For year ended December 31, 2001 the Company has realized $241,870 from the sale of equity, issued $751,287 worth of shares for services, issued $45,000 shares issued for expenses, issued $50,400 shares for interest, with the finance cost attributed to shares sold below market of $64,843.

For year ended December 31, 2002 the Company has realized $284,375 from the sale of equity, issued $926,058 worth of shares for services.

NOTES PAYABLE (E)

The Company entered into loan agreements with several individuals with whom the Company had either employed, contracted for services, or entered into financing agreements. The notes total $457,403 and bear interest in the following manner: $424,903 of the total bear interest at prime plus 2%; $25,000 bear interest at 12.5%; and $7,500 bear interest at 5%. Interest of $29,140 was accrued and charged to interest expense during the period.

Page - 17

NON-CASH FINANCIAL ACTIVITIES (F)

During the period ended December 31, 2002, the Company had the following non-cash activities:

During 2002 the Company issued 232,602 (This is the post-split 2/20/03 value) shares of common stock, valued at $926,058, for services.

The company converted accrued compensation of $ 373,795 into notes payable bearing interest at prime plus 2%.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. The following discussion should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our plan of operation is pursue the business plan and model described herein. eKnowledge Group, Inc., previously eTestPrep, Inc. (the acquired Company), was incorporated in the state of Nevada on June 1, 1999, for the purpose of providing educational training courses over the Internet and through other media sources. Effective April 17, 2000, Richmond Services, Inc. acquired all of the issued and outstanding common stock of the Company. For accounting purposes, this acquisition has been treated as a re-capitalization of the Company. At December 31, 2002 the Company had 500,000,000 shares authorized, with 646,540 (post-split valuation) shares of common stock issued and outstanding. We have approximately 550 shareholders currently.

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

(C) LIQUIDITY AND CAPITAL RESOURCES. Throughout the year 2002, we have satisfied our cash requirements primarily through sales of products and services, private placements of equity securities, and limited debt borrowings. Net cash used in operating activities was approximately $309,319 for the year ended December 31, 2002 as compared to $646,081 for the year ended December 31, 2001. The decrease was due to an increase in product and service lines and the resultant increase in production related expenses. Net operating cash flows were primarily attributable to quarterly net losses, product development costs and contractor costs associated with product and business development activities. Net cash used by investing activities was $3,149, for the year ended December 31, 2002 due to the acquisition of product development equipment as compared to $3,760 for the year ended December 31, 2001. The decrease was due to less acquisition of product development equipment.

Net cash provided by financing activities was approximately $302,493.

(D) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. In 2002, eKnowledge incurred $1,813,000 in net losses. This represents a decrease from the prior year net loss of $2,378,000. This is due primarily to the increase in product and services sales and the decrease in operating expenses.

Page - 18

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

“On December 18, 2002, Merdinger, Fruchter, Rosen & Company, P.C., (The "Former Accountants") informed the Company they have decided to cease auditing publicly traded companies and have resigned as the company's principal accountants.

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

Page - 19

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

Page - 20

EXHIBIT 16.1

LETTER ON CHANGE IN CERTIFYING ACCOUNTANT
FROM MERDINGER, FRUCHTER, ROSEN & COMPANY, P.C. CERTIFIED
PUBLIC ACCOUNTANTS

Page - 21

CONSENT OF MENDOZA BERGER & COMPANY, LLP
 INDEPENDENT CERTIFIED PUBLICACCOUNTANTS

We consent to the incorporation by reference and use in the Annual Report onForm 10 KSB, under the Securities Exchange Act of 1934 of our report on the consolidated financial statements of eKnowledge Group, Inc. and Subsidiaryfor the year ended December 31, 2002.

Mendoza Berger & Company, LLP
Mendoza Berger & Company, LLP
Irvine, CA

Dated: May 21, 2003

Page 22

Merdinger, Fruchter, Rosen & Company, P.C.
Certified public Accountants
888 Seventh Avenue
New York, NY 10108
TEL: (212) 757-8400
FAX: (212) 757-6124

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference and use in the Annual Report onForm 10-KSB, under the Securities and Exchange Act of 1934, of our report dated February 15, 2002, on the consolidated financial statements of  eKnowledge Group, Inc. and Subsidiary for the year ended December 31, 2001.

MERDINGER, FRUCHTER, ROSEN & Company, P.C.
Certified Public Accountants
New York, New York

May 21, 2003

Page - 23

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following persons are our officers and directors, to serve until the next meeting of shareholder.

GARY S. SAUNDERS is the President and Chief Executive Officer of eKnowledge. Prior to starting eKnowledge, Mr. Saunders was the President of Longacre/White Patent Education ("LWPE"), a company that offers Patent Bar Review courses. He is widely credited with taking LWPE to the number one market share position in less than a year in the face of stiff competition, a mature market, and a company undergoing a name change. Mr. Saunders has produced an Online Bar Exam Review Program for Practicing Law Institute, the Nation's leading Continuing Legal Education provider. Mr. Saunders was also the Director of Operations for the Western United States for West Publishing's West Bar Review, Vice President of Bar Review Operations for American Professional Testing Services, Inc., the parent company of Barpassers bar review, and on the management team that oversaw the Sum & Substance product line, a line of supplemental study aids for law students. Prior to APTS, Mr. Saunders was the Director of GRE/GMAT/LSAT/MCAT Operations for the Western United States for Bar/bri's Professional Testing Centers, then a market leader in the field. A leading expert in both test preparation and sales and marketing to the student market, Mr. Saunders has participated in the start up of two other companies. He is a member of the State Bar of California, a graduate of Brigham Young University and University of San Diego School of Law, and is one of the principal lecturers in eKnowledge's initial Home LSAT program.

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

Page - 24

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

Exhibit	Description of Exhibit (Incorporated by Reference)
2.1	ARTICLES OF MERGER AND PLAN OF REORGANIZATION: Delaware to Nevada
3.1	ARTICLES OF INCORPORATION
3.2	RESTATED ARTICLES OF INCORPORATION
3.3	BY-LAWS
16.1	Letter from former Auditor (Form 8-K: dated August 28, 2000.)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

EKNOWLEDGE GROUP, INC.

Dated: April, 16, 2001

                                                                                     /s/ Gary S. Saunders                   /s/Scott Hildebrandt                  /s/Wayne Saunders
                                                                                           Gary S. Saunders                     Scott Hildebrandt                       Wayne Saunders

Page - 25

eKNOWLEDGE GROUP, INC.
AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

Page - 26

Page - 27

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

Mendoza Berger & Company, LLP.

May 12, 2003
Irvine, CA

Page - 28

eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

ASSETS	2002	2001
Current assets: Cash Accounts receivable Supplies inventory	$ 12,759 1,513 3,882	$ 22,744 1,950 2,962

Total current assets	18,154	27,656
Property and equipment, less accumulated depreciation of $37,227 and $20,593 Intangible assets, net of accumulated amortization of $88,262 and $52,760 Deposits	45,577 18,243 -	59,062 53,745 7,637
Total assets	$81,974	$148,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities: Accounts payable and accrued liabilities Accrued compensation Accrued payroll tax assessment Accrued interest Notes payable Advances from shareholders Deposits payable	$ 216,781 680,852 220,335 29,140 457,403 517,162 1,200	$ 264,171 738,351 - - 52,500 517,162 1,200

Total current liabilities	2,122,873	1,573,384
Long term liabilities: Loan payable – shareholder Other liabilities	- 2,701	13,000 2,701
Total liabilities	2,125,574	1,589,085

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

Page 29

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

Page - 30

eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity

Balance at December 31, 2000	195,555	$196	$934,122	$(1,150,734)	$(216,416)

Sale of shares for cash	51,203	51	241,819	-	241,870
Shares issued for services	55,556	56	751,231	-	751,287
Shares issued for expense	2,500	2	44,998	-	45,000
Shares issued for interest	8,800	9	50,391	-	50,400
Finance cost attributed to shares sold below market	-	-	64,843	-	64,843

Net loss	-	-	-	(2,377,969)	(2,377,969)

Balance at December 31, 2001	313,614	314	2,087,404	(3,528,703)	(1,440,985)

Sale of shares for cash Shares issued for services Net Loss	100,324 232,602 -	100 233 -	284,275 925,825 -	- - (1,813,048)	284,375 926,058 (1,813,048)

Balance at December 31, 2002	646,540	$647	$3,297,504	$(5,341,751)	$(2,043,600)

The accompanying notes are an integral part of these financial statements.

Page - 31

eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

Cash flows from operating activities:
Net loss

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization
Shares issued for services
Expenses paid with stock
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable
Supplies inventory
Employee receivables
Prepaid expenses
Deposits
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities
Accrued compensation
Accrued payroll tax assesment
Accrued interest
Deferred liabilities
	$ (1,813,048) 52,136 926,058 - 437 (920) - - 7,637 (52,390) 321,296 220,335 29,140 -	$ (2,377,969) 52,728 751,287 160,243 (1,950) 6,638 3,293 788 - 110,693 645,353 - - 2,815

Net cash used in operating activities	(309,319)	(646,081)
Cash flows from investing activities: Acquisition of property and equipment	(3,149)	(3,760)
Net cash used by investing activities	(3,149)	(3,760)

Cash flows from financing activities: Net proceeds from sale of common stock Advances from shareholders Proceeds from notes payable	284,375 - 18,108	241,870 360,167 45,000

Net cash provided by financing activities	302,493	647,037

Net decrease in cash Cash, beginning of year	(9,985) 22,744	(2,804) 25,548

Cash, end of year	$12,759	$22,744

Supplemental cash flow information: Cash paid during the year for: Interest	$-	$86

The accompanying notes are an integral part of these financial statements.

Page - 32

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

Principles of Consolidation.

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

Page - 33

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

Page - 34

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

Page - 35

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

Page - 36

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

Page - 37

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

Common Stock

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

In January through April 2003, the Company issued 1,470, 277 shares of common stock for $96,789 and 888,051 shares of common stock for services valued at $103,754.

Page - 38

eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

6. CAPITAL STOCK (Continued)

Stock Incentive Plan

In 2001 the Company under the direction of the Board of Directors, has periodically authorized the issuance of certain free trading stock as incentives for officers, employees, and certain non-employees. The Company registered 912,953 and 31,380 shares of common stock for issuance under the plan during the years ended December 31, 2002 and 2001, respectively. In January of 2003, the Company registered another 2,500,000 shares under the plan. The Company issued 194,231shares valued at approximately $798,404 and 23,705 shares valued at approximately $323,090 during the years ended December 31, 2002 and 2001, respectively. In January through April 2003, the Company issued another 1,096,000 shares valued at $144,200.

7. INCOME TAXES

The components of the provision for income taxes are as follows for the ended December 31:

		2002		2001
Current tax expense: Federal State	$	- -	$	- -

		-		-

Deferred tax expense: Federal State		- -		- -

		$-		$-

Page - 39

eKNOWLEDGE GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

7. INCOME TAXES (Continued)

The reconciliation of the effective income tax rate to the Federal statutory rate for the years ended December 31, are as follows:

	2002	2001
Federal income tax rate Effect of valuation allowance	(39.8) 39.8%%	(34.0) 34.0%%

Effective income tax rate	0.0%	0.0%

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

8. NON-CASH FINANCIAL ACTIVITIES

During the years ended December 31, 2002 and 2001, the Company had the following non-cash activities:

  The Company issued 232,602 and 55,556 shares of common stock, valued at $926,058 and $751,287, respectively, for services in 2002.
  The Company converted $ 373,795 of accrued compensation into notes payable in 2002.
  The Company issued 11,300 shares of common stock, valued at $95,400 as payment for interest and other expenses in 2001.

Page - 40

eKNOWLEDGE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

9. COMMITMENTS AND CONTINGENCIES

The Company conducts its operations in facilities occupied pursuant to a lease expiring in January 2004. Future minimum lease payments are as follows:

For the years ended 2003 2004	$ 23,852 2,016

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

The Company is negotiating royalty fees related to 2002 operations. Management has estimated that the Company will be obligated to pay between $5,000 and $20,000 in such fees when negotiations are completed. An associated $5,000 liability has been recorded and included in the accompanying consolidated financial statements. The Company has a potential overcharge for video streaming costs. The Company is in the discussion phase and management believes there is no liability on the part of the Company. The party has alleged that the Company has not fulfilled on the terms of the agreement and threatened to file a lawsuit against the Company and officers seeking certain remedies and monetary damages for breaches of the agreement. No lawsuit has been filed. An agreement has been reached whereby no lawsuit will be filed for 90 days if the parties can reach settlement.

Page - 41

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

Page - 42

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

Page - 43

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

Page - 44

Exhibit 99.1
Section 302 Certification

Page - 45

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

Page - 46