Form 10QSB
period 2003-03-31
EKNOWLEDGE GROUP INC
filed 2003-06-20
CIK 1045284

GARY S. SAUNDERS
CHAIRMAN & CEO
EKNOWLEDGE GROUP, INC. & SUBSIDIARY
1520 WEST 6TH STREET, SUITE 101
CORONA, CALIFORNIA 92882
(NAME AND ADDRESS OF PERSON AUTHORIZED TO RECEIVE NOTICES
AND COMMUNICATIONS ON BEHALF OF THE PERSON FILING STATEMENT)

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 000-28881

EKNOWLEDGE GROUP, INC. & SUBSIDIARY
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	76-0430898

(JURISDICTION OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

400 Ramona Street, SUITE 203, CORONA, CALIFORNIA	92882

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)
(909) 372-2800
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

AS OF MARCH 31, 2003, THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK WAS 2,063,860. AN ADDITIONAL 759,047 SHARES ARE COMMMITTED TO BE ISSUED FOR PAYMENTS RECEIVED RELATED TO FINANCING EQUITY PLACEMENTS. UPON ISSUANCE OF THOSE SHARES THE NUMBER OF SHARES OUTSTANDING AND COMMITED OF THE REGISTRANT’S COMMON STOCK AS OF JUNE 16, 2003 WOULD BE 2,822,907.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The financial statements, for the three months ended March 31, 2003 and 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the
Company believes that the disclosures are adequate to make the information not misleading.

Page - 1

EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$33,231	$12,759

Accounts receivable	-	1,513
Supplies inventory	-	3,882

Total current assets	33,231	18,154

Property and equipment, less accumulated
depreciation of $41,387 and $37,227	42,059	45,577
Intangible Assets, less accumulated
amortization of $97,137 and $88,262	9,368	18,243

Total assets	$84,658	$81,974

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$244,728	$216,781
Accrued compensation	665,488	680,852
Accrued payroll taxes, penalties and interest	220,335	220,335
Accrued interest	36,655	29,140
Notes payable	457,403	457,403
Advances from shareholders	517,162	517,162
Deposits payable	1,200	1,200

Total current liabilities	2,142,971	2,122,873
Other liabilities	2,701	2,701

Total liabilities	2,145,672	2,125,574

Stockholders’ deficit:

Preferred stock	-	-

Common stock	2,064	647
Additional paid-in capital	3,505,492	3,297,504

Common stock subscribed, 513,047 shares	23,109	-
Accumulated deficit	(5,591,679)	(5,341,751)

Total stockholders’ deficit	(2,061,014)	(2,043,600)

Total liabilities and stockholders’ deficit	$84,658	$81,974

The accompanying notes are an integral part of these financial statements.

Page - 2

EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED MARCH 31, 2003 AND 2002

		(Unaudited)	(Unaudited)
		March 31, 2003	March 31, 2002

Revenue		$79,377	$119,331

Operating expenses		301,790	244,449

Loss before other income and provision
for income taxes		(222,413)	(125,118)
Interest expense and penalty		(27,515)	-
Interest income		-	45
Other income		-	8

Loss before provision for income taxes		(249,928)	(125,065)
Provision for income taxes		-	-

Net loss	$	$ (249,928)	$(125,065)

Weighted average shares outstanding		1,330,761	317,777

Loss per share, basic & diluted		$(0.19)	$(0.39)

The accompanying notes are an integral part of these financial statements.

Page - 3

EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	(Unaudited)	(Unaudited )
	March 31, 2003	March 31, 2002

Cash flows from operating activities:
Net loss	$(249,928)	$(125,065)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Depreciation and amortization	13,035	12,918
Shares issued for services	101,242	-
Stock based compensation	-	59,174
Finance costs	-	35,217
Accounts receivable	1,513	-
Supplies inventory	3,882	-
Accounts payable and accrued expenses	27,947	(56,348)
Accrued compensation	92,800	-
Accrued interest	7,515	-

Net cash used in operating activities	(1,994)	(74,104)

Cash flows from investing activities:
Property and equipment	(643)	-

Net cash used by investing activities	(643)	-

Cash flows from financing activities:
Net proceeds from common stock subscribed	23,109	114,098

Net cash provided by financing activities	23,109	114,098

Net increase in cash	20,472	39,994

Cash, beginning of period	12,759	22,744

Cash, end of period	$33,231	$62,738

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 4

EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2003 AND 2002
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

eKnowledge Group, Inc. (the "Company") provides educational training courses over the internet and through other media sources. The Company was incorporated in the State of Nevada on June 1, 1999 and conducts its operations from facilities located in Corona, California.

INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2002. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results of operations to be expected for the full year.

NOTE 2 - CAPITAL STOCK
On January 31, 2003, the stockholders of the Company approved a reverse stock split of the Company’s Common Stock at a ratio of 1 for 100. The effective date of the reverse stock split was February 20, 2003. The reverse stock split affected all shares of common stock, the exercise price of, and the underlying number of shares for stock options and common stock warrants of the Company outstanding immediately prior to the effective date of the reverse stock split. All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts have been restated to reflect the reverse stock split.

During the quarter ended March 31, 2003 the company issued 1,417,320 shares of common stock. An aggregate of 876,501 shares, valued at $101,242, were issued for consulting services. Also, 540,819 shares, valued at $108,164, were issued to reduce compensation payable. Additionally, stock subscriptions covering an aggregate of 926,380 shares for $56,277 were signed at March 31, 2003. Of this amount, $23,109, covering 513,047 shares, was collected as of March 31. An additional $22,268, covering 246,000 shares, was collected in April.

In January, 2003 the Company registered 2,500,000 shares in a Form S-8 registration statement. The stock will be used to provide compensation to consultants, contractors, and directors of the Company for services rendered or to be rendered for the benefit of the Company. The common stock is not subject to any restriction on transferability. As of March 31, 2003, 1,096,000 of these shares had been distributed.

The company has entered into various agreements with third parties to market shares of its common stock and to obtain financing. In connection with these agreements, at March 31, 2003 the company had issued a total of 218,113 shares in the names of itself and the investment bankers. The shares are either to be held as collateral or sold to investors. As of March 31, 2003, none of these shares are reflected as issued and outstanding in the financial statements.

Page - 5

EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2003 AND 2002
(UNAUDITED)

NOTE 2 - CAPITAL STOCK (continued)

On February 1, 2002, the Company registered 35,000 shares in a Form S-8 registration statement. The stock will be used to provide compensation to consultants, contractors, and directors of the Company for services rendered or to be rendered for the benefit of the Company. The common stock is not subject to any restriction on transferability. As of March 31, 2002, 14,396 of these shares had been distributed for services valued at $59,174.

During the quarter ended March 31, 2002 the Company sold 18,904 shares for $114,098. Because the shares sold are restricted from trading for a period of time, the shares were sold at a discount. The discount is recorded as finance costs in the amount of $35,217.

NOTE 3 - NON-CASH FINANCIAL ACTIVITIES

During the quarter ended March 31, 2003, the company issued 540,819 shares, valued at $108,164, to reduce compensation payable.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Proposed Merger

In October 2002, the Company entered into a proposed merger term sheet with a private corporation. The merger will be a stock for stock transaction. In April 2003, the company entered into a revised merger term sheet that arranged for pre-closing financing and the spin-off of assets and related liabilities and personnel considered non-core to the post-merger company. An Asset and Liability Transfer Agreement was entered into. As of December 31, 2002, the Company had received $25,000 in related financing. This balance is included in notes payable in the accompanying consolidated financial statements at March 31, 2003. Subsequent to March 31, 2003 the Company received an additional $14,500 in advances from the lender.

Management Agreement

In April 2003, the Company entered into a management services agreement for administrative, management support, commercial development, marketing research and technical services at a monthly retainer fee of $10,000 to $15,000 per month plus other compensation based on the specific services provided. The term of the agreement is 18 months plus a one year renewal.

Consulting Agreement
In February 2003, the Company entered into an agreement for public relations services in exchange for a convertible note, with a face value of $125,000 convertible into common shares of the Company and 125,000 warrants to purchase common stock with a 5 year life from execution of this agreement at an exercise price of $0.004 per share. The consulting agreement has a six month term. The services agreed to have not as yet commenced, and the note has not been issued, and the transaction has not been reflected in the financial statements.

Page - 6

EKNOWLEDGE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2003 AND 2002
(UNAUDITED)

NOTE 5 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Since inception, the Company has incurred operating losses of $5,591,679 through March 31, 2003. Successful completion of the Company’s transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development and marketing activities and achieving a level of revenues adequate to support the Company’s cost structure. Management is continuing to pursue financing and investing opportunities.

NOTE 6 – SUBSEQUENT EVENTS

Loan Payable

At March 31, 2003, the Company had received $25,000 pursuant to a $250,000 secured note. Subsequent to March 31, 2003, the Company received an additional $14,500 from the lender, through the date of this filing.

The Company is in technical default on the note. On June 16, 2003 the note holder served a notice of default on the Company. The default notice indicates that the amount due under the note is approximately $65,000, including default penalties and interest. An accrual of $20,000 in penalty and fees has been recorded at March 31.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this Report. The discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. For a more detailed report on the risks associated with investing in the company, see our Report 10-KSB/A for year ended December 31, 2002.

Page - 7

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

For a more detailed overview see our Report on Form 10-KSB/A for the year ended December 31, 2002.

In October 2002 the company entered into a Merger Term Sheet with American Affinity Partners, Inc. (AAP) AAP is a provider of software solutions and services to human resource departments in various vertical markets servicing such industries as auto, diesel repair, aircraft repair and maintenance and related industries. AAP has a suite of solutions and proprietary delivery mechanisms for its benefit programs including products specifically tailored for the PEO industry. At this point in the company's growth the merger is attractive to the company as AAP is positioned to leverage their client base.

At March 31, 2003, the Company had received $25,000 pursuant to a $250,000 secured note related to the merger. Subsequent to March 31, 2003, the Company received an additional $14,500 from the lender, through the date of this filing.

The Company is in technical default on the note. On June 16, 2003 the note holder served a notice of default on the Company. The default notice indicates that the amount due under the note is approximately $65,000, including default penalties and interest. An accrual of $20,000 in penalty and fees has been recorded at March 31.

The Company is not profitable and faced with finding the funding necessary to finish multiple projects in the form of Public Sector Training, Pavilion, Mazda and other smaller e-learning projects, to work towards due diligence and the evaluation of merging with AAP, and exploring ways to restructure and improve the viability and value of the company.

On April 1, 2003 the company entered into a revised merger term sheet with AAP that arranged for pre-closing financing and the spin-off of assets and related liabilities and personnel considered non-core to the post-merger company. Restructuring began immediately and an Asset and Liability Transfer Agreement was entered into.

On April 9, 2003 the Company entered into a management advisory services agreement with The Amara Group, Inc. ("Amara"). Under the terms of the agreement, Amara shall advise the Company on the restructuring and recapitalization of the Company including integration planning of the merger with American Affinity Partners, Inc.

On June 5, 2003 the Company, and Gary Saunders, our Chief Executive Officer, returned a signed and notorized Offer of Settlement to consent to the entry of an Order by the Securities and Exchange Commission imposing the following remedial sanction: The Company and Gary Saunders shall cease and desist from committing or causing any violations and any future violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder.

There are no proceedings by the Commission against the Company or Saunders. This offer was made in anticipation of public administrative and cease-and-desist proceedings.

Page - 8

The offer is based upon the following: Between January 2 and March 11, 2002 Saunders reviewed three press releases, which were disseminated by eKnowledge and an entity owned by a third party. Saunders also caused the releases to be posted on eKnowledge’s Internet website. The releases contained false and misleading statements concerning: (1) financing commitments made to eKnowledge by the entity owned by the third party; (2) revenue projections derived from an agreement with a related entity; (3) the financial experience of the third party; and (4) the assets of the entity owned by the third party. At a minimum, Saunders acted recklessly with regard to making these statements. eknowledge, through the conduct of Saunders, also acted recklessly at a minimum.

As a result of the conduct described above, Saunders and eKnowledge violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder.

As of the date of this filing the Commission has not returned the Offer of Settlement.

RESULTS OF OPERATIONS

Three months ended March 31, 2003 compared to the three months ended March 31, 2002.

NET INCOME (LOSS);REVENUES; and OPERATING EXPENSES Net loss for the three months ended March 31, 2003 was approximately $249,928, compared to a loss of approximately $125,065, for the three months ended March 31, 2002. This increase over the previous year was primarily the result of the company realizing less revenues and greater operating expenses than the prior period. Additional expense results from the accrual of $20,000 of default penalties.

Revenues for three months ended March 31, 2003 were $79,377 compared to $119,331 for three months ended March 31, 2002. This decrease in revenue is due to lessened sales into the e-learning market and less sales of our products and services. The net loss for the three months ended March 31, 2003 was greater than the three months ended March 31, 2002 due to increased Operating Expenses for the three months ended March 31, 2003 the Operating Expenses were approximately, $301,790 compared to the three months ended March 31, 2002 of approximately $244,449. Increase in operating expenses were due to increases in personnel and production costs.

LIQUIDITY AND CAPITAL RESOURCES. We had a cash balance of $33,231 as of March 31, 2003 and $62,738 as of March 31, 2002. We believe that the cash balance of $33,231, makes it necessary to raise additional funds to meet our anticipated cash and operating needs. We are in current discussions with various potential investors and a merger candidate. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity. Such a sale could result in additional dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in obtaining additional capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders, Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

Page - 9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2003, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Gary S. Saunders /s/Scott Hildebrandt
Gary S. Saunders Scott Hildebrandt

/s/Wayne Saunders
Wayne Saunders

Page - 10

EXHIBIT A

Page - 11

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of eKnowledge Group, Inc. (the Company) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Gary Saunders Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the

DATED: June 16, 2003

/s/Gary Saunders
Gary Saunders
Chief Executive Officer

Page - 12

CERTIFICATIONS PURSUANT TO SECTION 302
        I, Gary Saunders certify that:
1. I have reviewed this quarterly report on Form 10-QSB of eKnowledge Group, Inc.
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June, 16, 2003

By:

/s/Gary Saunders
Gary Saunders

Page 13