Form 10QSB
period 2003-06-30
EKNOWLEDGE GROUP INC
filed 2003-09-24
CIK 1045284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

Commission file number 000-28881

EKNLOWLEDGE GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	76-0430898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Ramona, Suite 203, Corona, CA	92882
(Address of principal executive offices)	Zip Code

Registrant's telephone number, including area code: (909) 372-2800

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at September 23, 2003
Common Stock, $0.001 par value	2,822,907 shares

INDEX

PAGE NUMBER

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 EKnowledge Group, Inc. and Subsidiary
 CONSOLIDATED BALANCE SHEET

(unaudited)
June 30,
2003

ASSETS

Current assets:
Cash	$ 43
Accounts receivable	-
Due from related party	10,519
Supplies inventory	-

Total current assets	10,562

Property and equipment, less accumulated
depreciation of $37,227	-

Intangible assets, less accumulated
amortization of $88,262	-

Total assets	$ 10,562

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$ 235,158
Accounts payable to related parties	102,723
Accrued compensation	729,687
Accrued payroll taxes, penalties and interest	220,335
Accrued interest	45,515
Notes payable	471,903
Advances from shareholders	519,023
Deposits payable	1,200

Total current liabilities	2,325,544

Other liabilities	2,701

Total liabilities	2,328,245

Stockholders' deficit:
Preferred stock	-
Common stock	2,064
Additional paid-in capital	3,505,492
Common stock subscribed, 861,611 shares,
net of costs	42,176
Accumulated deficit	(5,867,415)

Total stockholders' deficit	(2,317,683)

Total liabilities and stockholders' deficit	$ 10,562

The accompany notes are an integral part of these consolidated financial statements.

EKnowledge Group, Inc. and Subsidiary
CONSOLIDATED INCOME STATEMENTS

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	SIX MONTHS ENDED		THREE MONTHS ENDED
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenue	79,377	221,171	-	101,840

Operating expenses	483,344	607,410	181,554	362,962

Loss before other income and expense
and provision for income taxes	(403,967)	(386,239)	(181,554)	(261,122)

Interest expense and penalty	(45,270)	(14,263)	(17,755)	(14,263)
Interest income	-	95	-	51
Other income	-	8	-	-

Loss before provision for income taxes	(449,237)	(400,399)	(199,309)	(275,334)

Provision for income taxes	-	-	-	-

Net loss	(449,237)	(400,399)	(199,309)	(275,334)

Loss per share, basic and diluted	$ (0.27)	$ (1.16)	$ (0.10)	$ (0.77)

Weighted average shares outstanding	1,694,952	345,014	2,063,860	359,765

The accompany notes are an integral part of these consolidated financial statements.

EKnowledge Group, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(unaudited)	(unaudited)
	June 30,	June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$ (449,237)	$ (400,399)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	13,035	25,968
Shares issued for services	101,242	118,045
Finance costs	-	61,853
Expenses paid through note payable	14,500	-
Expenses paid by stockholder	1,860	-
Accounts receivable	1,513	1,950
Supplies inventory	3,882	-
Due from related parties	(10,519)	-
Prepaid expenses	-	2,962
Accounts payable and accrued expenses	122,400	(87,689)
Accrued compensation	151,999	116,684
Accrued interest	16,375	-

Net cash used in operating activities	(32,950)	(160,626)

Cash flows from investing activities:
Property and equipment	(643)	(3,339)

Net cash used by investing activities	(643)	(3,339)

Cash flows from financing activities:
Net proceeds from common stock subscribed	45,876	159,195
Distribution	(24,999)

Net cash provided by financing activities	20,877	159,195

Net increase (decrease) in cash	(12,716)	(4,770)
Cash, beginning of period	12,759	22,744

Cash, end of period	$ 43	$ 17,974

Cash paid for interest	$ -	$ -

Cash paid for income taxes	$ -	$ -

The accompany notes are an integral part of these consolidated financial statements.

EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
JUNE 30, 2003 AND 2002
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements and these notes have not been reviewed by the Company's independent auditor for the quarter ended June 30, 2003, as required by the Securities and Exchange Commission pursuant to Item 310(b) of Regulation S-B.

NATURE OF OPERATIONS

eKnowledge Group, Inc. (the "Company") provides educational training courses over the internet and through other media sources. The Company was incorporated in the State of Nevada on June 1, 1999 and conducts its operations from facilities located in Corona, California.

 On April 1, 2003 an Asset and Liability Transfer Agreement was entered into pursuant to which certain assets and related liabilities were transferred to an entity (the "Transferee") owned by two stockholders of the Company. The assets transferred consist of those used by the Company in connection with the operation of certain projects, including cash, tangible personal property, furnishings, fixtures, equipment, etc. contracts, agreements, and intangible assets such as trade names, domain names, trademarks, patents licenses and copyrights, etc. The transferee agreed to assume the liability of completing the projects transferred.

This transfer was agreed to by the Board of Directors since the assets transferred were considered to be non-core to the post-merger company described in Note 4. As a result of this transfer, the Company has no operating assets after the transfer, with the exception of one project which did not generate any revenue during the second quarter of 2003.

INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2002. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of results of operations to be expected for the full year.

NOTE 2 - CAPITAL STOCK

On January 31, 2003, the stockholders of the Company approved a reverse stock split of the Company's Common Stock at a ratio of 1 for 100. The effective date of the reverse stock split was February 20, 2003. The reverse stock split affected all shares of common stock, the exercise price of, and the underlying number of shares for stock options and common stock warrants of the Company outstanding immediately prior to the effective date of the reverse stock split. All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts have been restated to reflect the reverse stock split.

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

EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
JUNE 30, 2003 AND 2002
(UNAUDITED)

NOTE 2 - CAPITAL STOCK (continued)

During the second quarter of 2003, subscription agreements covering an aggregate of 102,564 shares for $10,580 were signed and the funds collected.

The Company incurred fees of $13,780 in connection with the stock subscriptions, of which $10,080 was paid at June 30, 2003.

In January, 2003 the Company registered 2,500,000 shares in a Form S-8 registration statement. The stock will be used to provide compensation to consultants, contractors, and directors of the Company for services rendered or to be rendered for the benefit of the Company.  The common stock is not subject to any restriction on transferability.  As of June 30, 2003, 1,096,000 of these shares had been distributed.

The company has entered into various agreements with third parties to market shares of its common stock and to obtain financing.  In connection with these agreements, at March 31, 2003 the company had issued a total of 218,113 shares in the names of itself and the investment bankers.  The shares are either to be held as collateral or sold to investors.  As of June  30, 2003, none of these shares are reflected as issued and outstanding in the financial  statements.

On February 1, 2002, the Company registered 35,000 shares in a Form S-8 registration statement. The stock will be used to provide compensation to consultants, contractors, and directors of the Company for services rendered or to be rendered for the benefit of the Company.  The common stock is not subject to any restriction on transferability.  As of June 30, 2002, 25,007 of these shares had been distributed for services valued at $118,045.

During the six months ended June 30, 2002 the Company sold 34,098 shares for $159,195.  Because the shares sold are restricted from trading for a period of time, the shares were sold at a discount.  The discount is recorded as finance costs in the amount of $61,853.

NOTE 3 - NON-CASH FINANCIAL ACTIVITIES

During the quarter ended March 31, 2003, the company issued 540,819 shares, valued at $108,164, to reduce compensation payable.

On April 1, 2003, the Company transferred certain of its assets and liabilities pursuant to an Assets and Liability Transfer Agreement, as previously described in Note 1. The board of directors found the company did not have the financial ability to perform on outstanding projects and the company found itself in default or about to enter default on all of it's open projects. The board found the transfer necessary to avoid defaulting and incurring additional financial liability. The book value of the assets transferred was $76,427. This amount has been charged to retained earnings.

EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
JUNE 30, 2003 AND 2002
(UNAUDITED)

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Proposed Merger

In October 2002, the Company entered into a proposed merger term sheet with a private corporation. The merger was to be a stock for stock transaction and was expected to take place in the second quarter of 2003. In April 2003, the company entered into a revised merger term sheet that arranged for pre-closing financing and the spin-off of assets and related liabilities and personnel considered non-core to the post-merger company. An Asset and Liability Transfer Agreement was entered into between the Company and an entity owned by two stockholders of the Company. As of December 31, 2002, the Company had received $25,000 in related financing. During the second quarter of 2003 the Company received an additional $14,500, for a total of $38,500 at June 30, 2003. This balance is included in notes payable in the accompanying consolidated financial statements at June 30, 2003.

As of July 30, 2003 the merger discussed above had been terminated pursuant to a Notice of Termination of Merger received from the private corporation.

Management Agreement

In April 2003, the Company entered into a management services agreement for administrative, management support, commercial development, marketing research and technical services at a monthly retainer fee of $10,000 to $15,000 per month plus other compensation based on the specific services provided. This agreement was with an entity related to the merger party described above. The term of the agreement is 18 months plus a one year renewal. The Company has recorded an expense of $30,000 related to the agreement during the second quarter of 2003. This agreement has also been terminated as of July 30, 2003 pursuant to the Notice of Termination described above.

Consulting Agreement

In February 2003, the Company entered into an agreement for public relations services in exchange for a convertible note, with a face value of $125,000 convertible into common shares of the Company and 125,000 warrants to purchase common stock with a 5 year life from execution of this agreement at an exercise price of $0.004 per share. The consulting agreement has a six month term. This agreement was with an entity related to the merger party described above. The services agreed to have not as yet commenced, and the note has not been issued, and the transaction has not been reflected in the financial statements.

NOTE 5 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Since inception, the Company has incurred operating losses of $5,790,988 through June 30, 2003. It has also transferred substantially all of its operating assets as of June 30, 2003. The Company's proposed merger has also been terminated. Successful completion of the Company's transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development and marketing activities and achieving a level of revenues adequate to support the Company's cost structure. Management is continuing to pursue financing and investing opportunities and intends to pursue merger opportunities with operating companies.

EKNOWLEDGE GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
JUNE 30, 2003 AND 2002
(UNAUDITED)

NOTE 6 - LOAN PAYABLE

During May and June, 2003 the Company received additional advances aggregating $14,500 pursuant to the $250,000 secured note included in notes payable. Total advances under this note are $39,500 as of June 30, 2003.

The Company is in technical default on the note. On June 16, 2003 the note holder served a notice of default on the Company. The default notice and subsequent calculations provided by the note holder indicate that the amount due under the note is approximately $82,000 at September 23, 2003, including default penalties and interest. At June 30, 2003, the Company has reflected an aggregate of $73,300 of principal, penalties and interest in the financial statements. The default penalties and interest have been recorded in accounts payable and accrued interest.

NOTE 7 -  RELATED PARTIES

At June 30, 2003 the Company has recorded a liability to an entity owned by two stockholders (see Note 1) in the amount of $42,348, related to expenses paid and services provided.

At June 30, 2003 the Company has recorded a liability to a party related to the proposed merger partner described in Note 4 in the amount of $30,000 for management fees.

At June 30, 2003 the Company has included $30,375 in related party accounts payable related fees and penalties in connection with the loan payable described in Note 6.

At June 30, 2003 the Company had transferred $10,519 to the entity related to the merger partner relating to funds received by the Company in connection with stock subscriptions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management.  Potential risks and uncertainties include, among other factors, general business conditions, government regulations governing medical device approvals and manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of long-lived and intangible assets, and the realizability of deferred tax assets.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Valuation Of Long-Lived And Intangible Assets

The recoverability of long lived assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" as amended by SFAS No. 144, which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of June 30, 2003, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Quarter ended June 30, 2003 compared to quarter ended June 30, 2002.

Revenues for the three months ended June 30, 2003 were $0, compared to $101,840 for the three months ended June 30, 2002.  The decrease in revenues resulted from the spin out of the Company's operating business in April 2003 in preparation of merging the Company with a private company.  The Company's sole surviving operating business, Prevention Point, did not generate any revenues during with 2003 or 2002.

Operating expenses for the three months ended June 30, 2003 and 2002 were $151,554 and $362,962, respectively.  The decrease in operating expenses is attributed to the transfer of the Company's sole revenue generating operations in April 2003.

As a result of the aforementioned factors, the Company incurred a loss of $163, 009 for the three months ended June 30, 2003, compared to a loss of $275,334 for the same three months of the prior year.

Six months ended June 30, 2003 compared to six months ended June 30, 2002.

Revenues for the six-month period ended June 30, 2003 were $79,377, compared to $221,171 for the six-month period ended June 30, 2002.  The decrease in revenues resulted from the spin out of the Company's operating business in April 2003 in preparation of merging the Company with a private company.  The Company's sole surviving operating business, Prevention Point, did not generate any revenues during with 2003 or 2002.

Operating expenses for the six-month period ended June 30, 2003 and 2002 were $453,334 and $607,410, respectively, a decrease of $154,066, or 25%.  The decrease in operating expenses is attributed to the transfer of the Company's sole revenue generating operations in April 2003.

As a result of the aforementioned factors, the Company incurred a loss of $412,937 for the three months ended June 30, 2003, compared to a loss of $400,399 for the same three months of the prior year.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred operating losses from inception and has generated an accumulated deficit of $5,831,115.  The Company requires additional capital to meet its operating requirements.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  Management plans to increase cash flows through the sale of securities (see following paragraph below) and, eventually, through the development of profitable operations.  There are no assurances that such plans will be successful.  No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of June 30, 2003, the Company had total cash and current assets of $10,519 and current liabilities of $2,289,244.  The Company's primary available source for generating cash for operations is through the issuance of common stock and notes payable.  Management plans to renegotiate and restructure the majority of the current obligations  into either long-term instruments and/or reduced amounts which can be repaid either through the issuance of new debt or  through capital raised through the issuance of common stock.  There is no assurance that the Company will be able to raise any additional funds through the issuance of new debt or stock sales, or that any funds made available will be adequate for the Company to meet its current obligations and continue as a going concern.  Further, if the Company is not able to generate positive cash flow from operations,  is unable to secure adequate funding under acceptable terms, or is unable to restructure or renegotiate its current liabilities, there is substantial doubt that the company can continue as a going concern.

PART II.

Other Information

Item 1.          Legal Proceedings

                     The Company is not presently a party to any legal actions.

Item 2.          Changes in Securities

                     None.

 Item 3.         Defaults Upon Senior Securities

                     None.

Item 4.          Submission of Matters to Vote of Security Holders

                     None.

Item 5.          Other Information

                    None.

Item 6.         Exhibits and Reports on Form 8-K

                    99.1       Chief Executive Officer Certification as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Form 8-K filed July 3, 2003 in which the Company announced that on June 30, 2003, Mr. Gary Saunders resigned his position as Chairman of the Board and CEO and all other positions within the Company. The Board of Directors unanimously approved the appointment of Mr. Scott Hildebrandt as Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Treasurer of the Company.

Form 8-K filed May 2, 2003 in which the Company announced that Mendoza Berger Company, L.L.P. Certified Public Accountants was engaged as our principal accountants to audit our financial statements.

Form 8-K filed April 30, 2003 in which the Company announced that on January 31, 2003, the Board of Directors of eKnowledge Group, Inc., approved a Revised Merger Term Sheet with American Affinity Partners, Inc.

                                                                                            SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 23, 2003	/s/ Scott Hildebrandt
SCOTT HILDEBRANDT
Chief Executive Officer

EKNLOWLEDGE GROUP, INC. EKNLOWLEDGE GROUP, INC.
 a Nevada corporation
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
 AND SENIOR FINANCIAL OFFICER

I, Scott Hildebrandt, certify that:

1.        I have reviewed this quarterly report on Form 10-QSB of eKnowledge Group, Inc.;

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

Date: September 23, 2003

/s/ Scott Hildebrandt

SCOTT HILDEBRANDT

Chief Executive Officer
and Senior Financial Officer

Exhibit 99.1

CERTIFICATION

    Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Scott Hildebrandt, Chief Executive Officer and Senior Financial Officer of eKnowledge Group, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended June 30, 2003 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 23, 2003

/s/ Scott Hildebrandt
SCOTT HILDEBRANDT
Chief Executive Officer